Form 10-Q
period 1995-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD-4
filed 1995-05-15
CIK 780352

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-15381

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
- - - - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                                 75-2083046
- - - - --------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                    Identification No.)

One Seaport Plaza, New York, N.Y.                  10292-0116
- - - - --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
- - - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1995              1994
- - - - ----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                   $ 9,980,978      $ 9,980,978
Buildings and improvements                                              17,555,758       17,504,795
Furniture, fixtures and equipment                                          132,328          130,692
Less: Accumulated depreciation and amortization                         (5,377,724)      (5,233,140 )
      Allowance for loss on impairment of assets                        (8,142,000)      (8,142,000 )
                                                                      -------------     ------------
Net investment in property                                              14,149,340       14,241,325
Cash and cash equivalents                                                  613,057          588,802
Other assets                                                                25,296           28,160
                                                                      -------------     ------------
Total assets                                                           $14,787,693      $14,858,287
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                  $    98,194      $    37,303
Deposits due to tenants                                                     87,073           98,987
Accrued real estate taxes                                                   61,417          117,119
Due to affiliates, net                                                      48,934           30,185
Unearned rental income                                                      11,703           17,775
                                                                      -------------     ------------
Total liabilities                                                          307,321          301,369
                                                                      -------------     ------------
Contingencies
Partners' capital
Unitholders (66,555 depositary units issued and outstanding)            14,271,434       14,351,976
General partners                                                           208,938          204,942
                                                                      -------------     ------------
Total partners' capital                                                 14,480,372       14,556,918
                                                                      -------------     ------------
Total liabilities and partners' capital                                $14,787,693      $14,858,287
                                                                      -------------     ------------
                                                                      -------------     ------------
- - - - ----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                          -------------------------
                                                                              1995           1994
- - - - ---------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                               $482,748       $453,086
Interest                                                                       4,194          4,399
Other                                                                         21,758         29,397
                                                                          ------------     --------
                                                                             508,700        486,882
                                                                          ------------     --------
EXPENSES
Depreciation and amortization                                                144,584        158,648
Property operating                                                           171,777        156,911
Real estate taxes                                                             47,899         54,859
General and administrative                                                    62,757         21,388
                                                                          ------------     --------
                                                                             427,017        391,806
                                                                          ------------     --------
Net income                                                                  $ 81,683       $ 95,076
                                                                          ------------     --------
                                                                          ------------     --------
ALLOCATION OF NET INCOME
Unitholders                                                                 $ 65,027       $ 76,365
                                                                          ------------     --------
                                                                          ------------     --------
General partners                                                            $ 16,656       $ 18,711
                                                                          ------------     --------
                                                                          ------------     --------
Net income per depositary unit                                              $    .98       $   1.15
                                                                          ------------     --------
                                                                          ------------     --------
- - - - ---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                           GENERAL
                                                           UNITHOLDERS     PARTNERS        TOTAL
- - - - ---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1994                       $14,351,976     $204,942     $14,556,918
Net income                                                      65,027      16,656           81,683
Distributions                                                 (145,569)    (12,660 )       (158,229)
                                                           -----------     --------     -----------
Partners' capital--March 31, 1995                          $14,271,434     $208,938     $14,480,372
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
- - - - ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                           ------------------------
                                                                             1995           1994
- - - - ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                        $ 467,626     $  448,263
Interest received                                                              4,194          4,399
Other income received                                                         21,758         29,397
Property operating expenses paid                                            (129,806)      (169,675)
Real estate taxes paid                                                      (103,601)       (94,672)
General and administrative expenses paid                                     (25,088)       (65,693)
                                                                           ---------     ----------
Net cash provided by operating activities                                    235,083        152,019
                                                                           ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                        (52,599)            --
                                                                           ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                              (158,229)      (156,404)
                                                                           ---------     ----------
Net increase (decrease) in cash and cash equivalents                          24,255         (4,385)
Cash and cash equivalents at beginning of period                             588,802        783,138
                                                                           ---------     ----------
Cash and cash equivalents at end of period                                 $ 613,057     $  778,753
                                                                           ---------     ----------
                                                                           ---------     ----------
- - - - ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net income                                                                 $  81,683     $   95,076
                                                                           ---------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                                144,584        158,648
Changes in:
Other assets                                                                   2,864          6,018
Accounts payable and accrued expenses                                         60,891        (33,322)
Accrued real estate taxes                                                    (55,702)       (39,813)
Due to affiliates, net                                                        18,749        (23,747)
Unearned rental income                                                        (6,072)       (12,629)
Deposits due to tenants                                                      (11,914)         1,788
                                                                           ---------     ----------
Total adjustments                                                            153,400         56,943
                                                                           ---------     ----------
Net cash provided by operating activities                                  $ 235,083     $  152,019
                                                                           ---------     ----------
                                                                           ---------     ----------
- - - - ---------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF FINANCING ACTIVITIES
Distributions to partners                                                  $(158,229)    $ (170,004)
Increase in distribution payable                                                  --         13,600
                                                                           ---------     ----------
Distributions paid to partners                                             $(158,229)    $ (156,404)
                                                                           ---------     ----------
                                                                           ---------     ----------
- - - - ---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-4 (the ``Partnership'') as of March 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

   Certain balances for the prior period have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; transfer and assignment functions; asset management (including direct management of the Partnership's unimproved properties); investor communications; printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the three months ended March 31, 1995 and 1994 were approximately $25,000 and $23,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded $1,250 for the reimbursement of these services for the three months ended March 31, 1995. The Partnership recorded $27,250 relating to the reimbursement for these services for the period from November 1988 through March 1994 during the three months ended March 31, 1994.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 391 depositary units at March 31, 1995.

C. Contingencies

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, a number of purported class actions then pending in various federal district courts were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and PBP. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act (``RICO'') statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts, breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities, and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested, less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial;

disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. That motion is pending.

D. Subsequent Event

   In May, distributions of approximately $146,000 and $13,000 were paid to the unitholders and the General Partners, respectively, for the quarter ended March 31, 1995.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates five commercial properties consisting of office warehouse/mini-warehouse and retail facilities as well as seven unimproved properties. During the three months ended March 31, 1995, the Partnership's cash and cash equivalents increased by approximately $24,000 due to the timing of accrued expense payments.

   Distributions of approximately $146,000 and $13,000 were paid to the Unitholders and General Partners, respectively, during the quarter ended March 31, 1995. These distributions were funded from property operations. The Partnership retained a portion of the cash from property operations in anticipation of budgeted 1995 capital expenditures.

   The Partnership's ability to make future distributions to the partners and the amount of the distributions that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, but also by the amount expended for capital improvements and the amount set aside for anticipated capital improvements. Capital improvements are currently budgeted at approximately $37,000 for the remainder of 1995.

   The elimination of an exit ramp that provided access to the Big A property has had a negative impact on operations. A second phase of this highway project will have a further negative impact on the property. This phase will greatly reduce access to the property and take a portion of the Big A site and one or more buildings.

Results of Operations

   Occupancies at the improved properties at March 31, 1995 and 1994 were as follows:

         Property                                                          1995      1994
         ---------------------------------------------------------------------------------
         Airport South Business Center                                     100.0%    100.0%
         Big A Mini-Warehouse                                               35.9      29.9
         Downtown Business Center                                          100.0      86.7
         Towneast Business Center                                           93.7      89.5
         Dale City                                                          98.5      98.5
         ---------------------------------------------------------------------------------
            (Occupancies are calculated by dividing occupied units by available units).

   Net income decreased by approximately $13,000 for the three months ended March 31, 1995 as compared to the same period in the prior year due to the reasons discussed below.

   Rental income increased by approximately $30,000 for the three months ended March 31, 1995 as compared to the same period in the prior year. Rental income increased at the Downtown Business Center, Dale City and Big A Mini-Warehouse properties primarily due to higher average occupancy rates. Rental income at the Towneast Business Center and Airport South properties remained stable.

   Other income decreased by approximately $8,000 for the three months ended March 31, 1995 as compared to the same period in the prior year primarily due to the decreasing number of older leases that include charges to recover operating expenses.

   Real estate taxes decreased by approximately $7,000 for the three months ended March 31, 1995 as compared to the same period in the prior year due to lower reassessed property values.

   General and administrative expenses increased by approximately $41,000 for the three months ended March 31, 1995 as compared to the same period in 1994 because, in March 1994, the Partnership was effectually reimbursed for previously expensed general and administrative costs which decreased expenses in that period. This increase was partially offset by a decrease in professional fees in 1995 and the accrual of prior periods general, administrative and monitoring expense reimbursements in 1994.

   Property operating expenses increased by approximately $15,000 for the three months ended March 31, 1995 as compared to the same period in 1994 due to increases in payroll and leasing commissions offset by a decrease in repairs and maintenance expenses.

   Depreciation and amortization decreased by approximately $14,000 for the three months ended March 31, 1995 as compared to the same period in the prior year due to a significant amount of older assets becoming fully depreciated.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note C to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits

            Description:

            4.01 Certificate of Limited Partnership Interest (filed as an exhibit to Registration Statement on Form S-11 (No. 33-1213) and incorporated herein by reference)

                 4.02 Depositary Receipt (filed as an exhibit to Registration Statement on Form S-11
             (No. 33-1213) and incorporated herein by reference)

         (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-4

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Robert J. Alexander                  Date: May 15, 1995
     ----------------------------------------
     Robert J. Alexander
     Vice President
     Chief Accounting Officer for the
     Registrant