Form 10-Q
period 1995-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD-4
filed 1995-08-14
CIK 780352

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-15381

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                            75-2083046
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification No.)

One Seaport Plaza, New York, N.Y.                  10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1995              1994
----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                   $ 9,980,978      $ 9,980,978
Buildings and improvements                                              17,609,897       17,504,795
Furniture, fixtures and equipment                                          133,746          130,692
Less: Accumulated depreciation and amortization                         (5,526,973)      (5,233,140 )
      Allowance for loss on impairment of assets                        (8,142,000)      (8,142,000 )
                                                                      -------------     ------------
Net investment in property                                              14,055,648       14,241,325
Cash and cash equivalents                                                  614,300          588,802
Other assets                                                                22,261           28,160
                                                                      -------------     ------------
Total assets                                                           $14,692,209      $14,858,287
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Deposits due to tenants                                                $   100,892      $    98,987
Accounts payable and accrued expenses                                       73,915           37,303
Accrued real estate taxes                                                   62,019          117,119
Due to affiliates, net                                                      51,785           30,185
Unearned rental income                                                      11,358           17,775
                                                                      -------------     ------------
Total liabilities                                                          299,969          301,369
                                                                      -------------     ------------
Contingencies
Partners' capital
Unitholders (66,555 depositary units issued and outstanding)            14,179,905       14,351,976
General partners                                                           212,335          204,942
                                                                      -------------     ------------
Total partners' capital                                                 14,392,240       14,556,918
                                                                      -------------     ------------
Total liabilities and partners' capital                                $14,692,209      $14,858,287
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Six Months Ended           Three Months Ended
                                                         June 30,                    June 30,
                                                  -----------------------     -----------------------
                                                     1995          1994          1995          1994
-----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                     $  963,857     $890,548      $481,109      $437,462
Interest                                               8,220        8,640         4,026         4,241
Other                                                 34,572       53,980        12,814        24,583
                                                  ----------     --------     ----------     --------
                                                   1,006,649      953,168       497,949       466,286
                                                  ----------     --------     ----------     --------
EXPENSES
Property operating                                   323,871      303,045       152,094       146,134
Depreciation and amortization                        293,833      317,100       149,249       158,452
General and administrative                           140,592       85,179        77,835        63,791
Real estate taxes                                     96,372      110,060        48,473        55,201
                                                  ----------     --------     ----------     --------
                                                     854,668      815,384       427,651       423,578
                                                  ----------     --------     ----------     --------
Net income                                        $  151,981     $137,784      $ 70,298      $ 42,708
                                                  ----------     --------     ----------     --------
                                                  ----------     --------     ----------     --------
ALLOCATION OF NET INCOME
Unitholders                                       $  119,254     $104,564      $ 54,227      $ 28,199
                                                  ----------     --------     ----------     --------
                                                  ----------     --------     ----------     --------
General partners                                  $   32,727     $ 33,220      $ 16,071      $ 14,509
                                                  ----------     --------     ----------     --------
                                                  ----------     --------     ----------     --------
Net income per depositary unit                    $     1.79     $   1.57      $    .81      $    .42
                                                  ----------     --------     ----------     --------
                                                  ----------     --------     ----------     --------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                           GENERAL
                                                           UNITHOLDERS     PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1994                       $14,351,976     $204,942     $14,556,918
Net income                                                     119,254      32,727          151,981
Distributions                                                 (291,325)    (25,334 )       (316,659)
                                                           -----------     --------     -----------
Partners' capital--June 30, 1995                           $14,179,905     $212,335     $14,392,240
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                            -----------------------
                                                                              1995          1994
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                         $ 965,244     $ 883,804
Interest received                                                               8,220         8,640
Other income received                                                          34,572        53,980
Property operating expenses paid                                             (330,331)     (314,053)
Real estate taxes paid                                                       (151,472)     (137,002)
General and administrative expenses paid                                      (75,920)     (128,929)
                                                                            ---------     ---------
Net cash provided by operating activities                                     450,313       366,440
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                        (108,156)       (4,833)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                               (316,659)     (500,145)
                                                                            ---------     ---------
Net increase (decrease) in cash and cash equivalents                           25,498      (138,538)
Cash and cash equivalents at beginning of period                              588,802       783,138
                                                                            ---------     ---------
Cash and cash equivalents at end of period                                  $ 614,300     $ 644,600
                                                                            ---------     ---------
                                                                            ---------     ---------
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net income                                                                  $ 151,981     $ 137,784
                                                                            ---------     ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                                 293,833       317,100
Changes in:
Other assets                                                                    5,899        19,031
Accounts payable and accrued expenses                                          36,612       (27,655)
Accrued real estate taxes                                                     (55,100)      (26,942)
Due to affiliates, net                                                         21,600       (27,103)
Unearned rental income                                                         (6,417)      (21,255)
Deposits due to tenants                                                         1,905        (4,520)
                                                                            ---------     ---------
Total adjustments                                                             298,332       228,656
                                                                            ---------     ---------
Net cash provided by operating activities                                   $ 450,313     $ 366,440
                                                                            ---------     ---------
                                                                            ---------     ---------
---------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF FINANCING ACTIVITIES
Distributions to partners                                                   $(316,659)    $(423,202)
Decrease in distribution payable                                                   --       (76,943)
                                                                            ---------     ---------
Distributions paid to partners                                              $(316,659)    $(500,145)
                                                                            ---------     ---------
                                                                            ---------     ---------
---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-4 (the ``Partnership'') as of June 30, 1995, the results of its operations for the six and three months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; transfer and assignment functions; asset management (including direct management of the Partnership's unimproved properties); investor communications; printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the six and three months ended June 30, 1995 and 1994 were approximately $49,200 and $41,700, respectively, and for the three months ended June 30, 1995 and 1994 were approximately $25,000 and $15,100, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded $2,500 and $1,250 for the reimbursement of these services for the six and three months ended June 30, 1995, respectively. The Partnership recorded $27,250 relating to the reimbursement for these services for the period from November 1988 through December 1994 during the three months ended March 31, 1994. An additional $1,250 was recorded during the three months ended June 30, 1994.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 391 depositary units at June 30, 1995.

C. Contingencies

   There are no material legal proceedings pending by or against the Partnership or its properties.

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, a number of purported class actions then pending in various federal district courts were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and PBP. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act (``RICO'') statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts, and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. That motion is pending.

D. Subsequent Event

   In August, distributions of approximately $146,000 and $13,000 were paid to the Unitholders and the General Partners, respectively, for the quarter ended June 30, 1995.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates five commercial properties consisting of office warehouse/mini-warehouse and retail facilities as well as seven unimproved properties. During the six months ended June 30, 1995, the Partnership's cash and cash equivalents increased by approximately $25,000 primarily due to cash retained for anticipated property improvements.

   Distributions of approximately $146,000 and $13,000 were paid to the Unitholders and General Partners, respectively, during the quarter ended June 30, 1995. These distributions were funded from property operations.

   The Partnership's ability to make future distributions and the amount of the distributions that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, but also by the amount expended for property improvements and the amount set aside for anticipated property improvements. Property improvements (including tenant improvements) are currently budgeted at approximately $102,000 for the remainder of 1995.

   The elimination of an exit ramp that provided access to the Big A property has had a negative impact on operations. A second phase of this highway project will have a further negative impact on the property. This phase will greatly reduce access to the property and take a portion of the Big A site as well as one or more buildings. The Partnership is continuing to explore the options available to mitigate the negative impact of these activities on rental revenue.

Results of Operations

   Occupancies at the improved properties at June 30, 1995 and 1994 were as follows:

         Property                                                         1995       1994
         ---------------------------------------------------------------------------------
         Airport South Business Center                                     98.1%      92.3%
         Big A Mini-Warehouse                                              35.9       32.4
         Downtown Business Center                                         100.0       96.7
         Towneast Business Center                                          98.9       91.6
         Dale City                                                         89.5       99.5
         ---------------------------------------------------------------------------------
            (Occupancies are calculated by dividing occupied units by available units).

   Net income increased by approximately $14,000 and $28,000 for the six and three months ended June 30, 1995 as compared to the same periods in the prior year due to the reasons discussed below.

   Rental income increased by approximately $73,000 and $44,000 for the six and three months ended June 30, 1995 as compared to the same periods in 1994. Rental income increased at all of the properties except Dale City primarily due to higher average occupancies. Rental rates for the Towneast commercial space also increased. Rental income at the Dale City property remained stable.

   Other income decreased by approximately $19,000 and $12,000 for the six and three months ended June 30, 1995 as compared to the same periods in 1994 primarily due to the decreasing number of older leases that include charges to recover operating expenses.

   Real estate taxes decreased by approximately $14,000 and $7,000 for the six and three months ended June 30, 1995 as compared to the same periods in 1994 due to lower reassessed property values.

   General and administrative expenses increased by approximately $55,000 for the six months ended June 30, 1995 as compared to the same period in 1994 because, in March 1994, the Partnership was effectually reimbursed for previously expensed general and administrative costs which decreased expenses in that period. General and administrative expenses increased by approximately $14,000 for the three months ended June 30, 1995 as compared to the same period in 1994 primarily due to the timing of certain accruals from year to year and an increase in professional fees.

   Property operating expenses increased by approximately $21,000 and $6,000 for the six and three months ended June 30, 1995 as compared to the same periods in 1994. The six month increase is due to increases in utilities at Airport South, payroll at Dale City and leasing commissions at all of the properties offset by a decrease in repairs and maintenance expenses. The three month increase is primarily the result of the increased utilities expense. Management fees also increased because they are based on rental income.

   Depreciation and amortization decreased by approximately $23,000 and $9,000 for the six and three months ended June 30, 1995 as compared to the same periods in 1994 due to a significant amount of older assets becoming fully depreciated.

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

Prudential-Bache/Watson & Taylor, Ltd.-4

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Robert J. Alexander                  Date: August 14, 1995
     ----------------------------------------
     Robert J. Alexander
     Vice President
     Chief Accounting Officer for the
     Registrant