Form 10-Q
period 1995-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD-4
filed 1995-11-14
CIK 780352

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1995

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1995              1994
----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                   $ 9,980,978      $ 9,980,978
Buildings and improvements                                              17,617,987       17,504,795
Furniture, fixtures and equipment                                          141,656          130,692
Less: Accumulated depreciation and amortization                         (5,675,137)      (5,233,140)
      Allowance for loss on impairment of assets                        (8,142,000)      (8,142,000)
                                                                      -------------     ------------
Net investment in property                                              13,923,484       14,241,325
Cash and cash equivalents                                                  769,773          588,802
Other assets                                                                 9,050           28,160
                                                                      -------------     ------------
Total assets                                                           $14,702,307      $14,858,287
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued real estate taxes                                              $   113,694      $   117,119
Deposits due to tenants                                                     96,516           98,987
Due to affiliates, net                                                      94,260           30,185
Accounts payable and accrued expenses                                       92,639           37,303
Unearned rental income                                                       7,477           17,775
                                                                      -------------     ------------
Total liabilities                                                          404,586          301,369
                                                                      -------------     ------------
Contingencies
Partners' capital
Unitholders (66,555 depositary units issued and outstanding)            14,082,555       14,351,976
General partners                                                           215,166          204,942
                                                                      -------------     ------------
Total partners' capital                                                 14,297,721       14,556,918
                                                                      -------------     ------------
Total liabilities and partners' capital                                $14,702,307      $14,858,287
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Nine Months Ended            Three Months Ended
                                                      September 30,                September 30,
                                                -------------------------     ------------------------
                                                   1995           1994           1995           1994
------------------------------------------------------------------------------------------------------
REVENUES
Rental income                                   $1,453,214     $1,352,142      $ 489,357      $461,594
Interest                                            12,871         12,768          4,651         4,128
Other                                               49,997         70,423         15,425        16,443
                                                ----------     ----------     -----------     --------
                                                 1,516,082      1,435,333        509,433       482,165
                                                ----------     ----------     -----------     --------
EXPENSES
Property operating                                 475,138        471,752        151,267       168,706
Depreciation and amortization                      441,997        468,452        148,164       151,352
General and administrative                         232,207        123,175         91,615        37,997
Real estate taxes                                  150,929        167,101         54,557        57,041
                                                ----------     ----------     -----------     --------
                                                 1,300,271      1,230,480        445,603       415,096
                                                ----------     ----------     -----------     --------
Net income                                      $  215,811     $  204,853      $  63,830      $ 67,069
                                                ----------     ----------     -----------     --------
                                                ----------     ----------     -----------     --------
ALLOCATION OF NET INCOME
Unitholders                                     $  167,606     $  155,673      $  48,352      $ 51,109
                                                ----------     ----------     -----------     --------
                                                ----------     ----------     -----------     --------
General partners                                $   48,205     $   49,180      $  15,478      $ 15,960
                                                ----------     ----------     -----------     --------
                                                ----------     ----------     -----------     --------
Net income per depositary unit                  $     2.52     $     2.34      $     .73      $    .77
                                                ----------     ----------     -----------     --------
                                                ----------     ----------     -----------     --------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                           GENERAL
                                                           UNITHOLDERS     PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1994                       $14,351,976     $204,942     $14,556,918
Net income                                                     167,606      48,205          215,811
Distributions                                                 (437,027)    (37,981 )       (475,008)
                                                           -----------     --------     -----------
Partners' capital--September 30, 1995                      $14,082,555     $215,166     $14,297,721
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
---------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          -------------------------
                                                                             1995           1994
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                       $1,459,555     $1,353,262
Interest received                                                             12,871         12,768
Other income received                                                         49,997         70,423
Property operating expenses paid                                            (464,523)      (441,177)
Real estate taxes paid                                                      (154,354)      (137,336)
General and administrative expenses paid                                    (123,411)      (182,030)
                                                                          ----------     ----------
Net cash provided by operating activities                                    780,135        675,910
                                                                          ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                       (124,156)       (47,775)
                                                                          ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                              (475,008)      (708,492)
                                                                          ----------     ----------
Net increase (decrease) in cash and cash equivalents                         180,971        (80,357)
Cash and cash equivalents at beginning of period                             588,802        783,138
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $  769,773     $  702,781
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net income                                                                $  215,811     $  204,853
                                                                          ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                                441,997        468,452
Changes in:
Other assets                                                                  19,110         17,402
Accounts payable and accrued expenses                                         55,336         23,528
Accrued real estate taxes                                                     (3,425)        29,765
Due to affiliates, net                                                        64,075        (51,808)
Unearned rental income                                                       (10,298)       (16,380)
Deposits due to tenants                                                       (2,471)            98
                                                                          ----------     ----------
Total adjustments                                                            564,324        471,057
                                                                          ----------     ----------
Net cash provided by operating activities                                 $  780,135     $  675,910
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF FINANCING ACTIVITIES
Distributions to partners                                                 $ (475,008)    $ (631,549)
Decrease in distribution payable                                                  --        (76,943)
                                                                          ----------     ----------
Distributions paid to partners                                            $ (475,008)    $ (708,492)
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-4 (the ``Partnership'') as of September 30, 1995, the results of its operations for the nine and three months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; transfer and assignment functions; asset management (including direct management of the Partnership's unimproved properties); investor communications; printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the nine months ended September 30, 1995 and 1994 were approximately $96,000 and $63,000, respectively, and for the three months ended September 30, 1995 and 1994 were approximately $46,000 and $22,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded $25,850 relating to the reimbursement for these services for the period from November 1988 through December 1993 during the three months ended March 31, 1994. Beginning January 1, 1994, the Partnership has incurred $1,250 quarterly for the continuing reimbursement of these services.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 391 depositary units at September 30, 1995.

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

   PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. By order dated August 29, 1995, the transferee court granted plaintiffs' motion for temporary class certification, preliminarily approved a settlement entered into between plaintiffs and PBP and PSI, scheduled a fairness hearing for November 17, 1995, approved the form and content of notice to be provided to class members and directed that it be provided to class members. The full amount due under the settlement agreement has been paid by PSI.

D. Sale of Land

   The Partnership has entered into a contract with a third party for the sale of unimproved property located in Olathe, Kansas for a sales price of $725,000. It is currently anticipated that the sale will close during the first quarter of 1996, subject to certain contingencies.

E. Subsequent Event

   In November 1995, distributions of approximately $146,000 and $13,000 were paid to the Unitholders and the General Partners, respectively, for the quarter ended September 30, 1995.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates five commercial properties consisting of office warehouse/mini-warehouse and retail facilities as well as seven unimproved properties. During the nine months ended September 30, 1995, the Partnership's cash and cash equivalents increased by approximately $181,000 primarily due to cash flow from property operations in excess of capital expenditures and distributions to the partners.

   Distributions of approximately $146,000 and $13,000 were paid in November 1995 to the Unitholders and General Partners, respectively, for the quarter ended September 30, 1995. These distributions were funded from property operations.

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

Results of Operations

   Occupancies at the improved properties at September 30, 1995 and 1994 were as follows:

         Property                                                         1995       1994
         ---------------------------------------------------------------------------------
         Airport South Business Center                                    100.0%      94.2%
         Big A Mini-Warehouse                                              36.6       36.3
         Downtown Business Center                                         100.0       96.7
         Towneast Business Center                                          94.7      100.0
         Dale City                                                         96.5      100.0
         ---------------------------------------------------------------------------------
             (Occupancies are calculated by dividing occupied units by total units).

   Net income increased by approximately $11,000 and decreased by approximately $3,000 for the nine and three months ended September 30, 1995 as compared to the same periods in the prior year due to the reasons discussed below.

   Rental income increased by approximately $101,000 and $28,000 for the nine and three months ended September 30, 1995 as compared to the same periods in 1994. Rental income increased at all of the properties, except Dale City which remained stable. Rental income increased at the Airport South Business Center, Big A Mini-Warehouse and Downtown Business Center primarily due to higher average occupancies and at the Towneast Business Center primarily due to higher commercial space rental rates.

   Other income decreased by approximately $20,000 and $1,000 for the nine and three months ended September 30, 1995 as compared to the same periods in 1994 primarily due to the decreasing number of older leases that include charges to recover operating expenses.

   Real estate taxes decreased by approximately $16,000 and $2,000 for the nine and three months ended September 30, 1995 as compared to the same periods in 1994 due to lower reassessed property values.

   General and administrative expenses increased by approximately $109,000 and 54,000 for the nine and three months ended September 30, 1995 as compared to the same periods in 1994 due to increases in costs of administering the Partnership and increased professional fees. The nine month increase was also caused by the Partnership being effectually reimbursed for previously expensed general and administrative costs in March 1994, which decreased expenses in that period.

   Property operating expenses increased by approximately $3,000 and decreased by approximately $17,000 for the nine and three months ended September 30, 1995 as compared to the same periods in 1994. The nine month increase is due to increases in utilities, payroll expense and management fees offset by decreases in repairs and maintenance expenses and leasing commissions. The three month decrease is primarily the result of decreases in repairs and maintenance expenses and leasing commissions.

   Depreciation and amortization decreased by approximately $26,000 and $3,000 for the nine and three months ended September 30, 1995 as compared to the same periods in 1994 due to a significant amount of older assets becoming fully depreciated.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note C to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

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

            27.1 Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-4

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Eugene D. Burak                      Date: November 14, 1995
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant