Form 10-K
period 1995-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD-4
filed 1996-03-29
CIK 780352

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:

                Depositary Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to Unitholders for the year ended December 31, 1995 is incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K

   Amended and Restated Certificate and Agreement of Limited Partnership, included as part of the Registration Statement on Form S-11 (File No. 33-1213) filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, is incorporated by reference into Part IV of this Annual Report on Form 10-K

                           Index to exhibits can be found on pages 9 through 11.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                         PAGE
                                                                                               ----
Item  1      Business.........................................................................   3
Item  2      Properties.......................................................................   4
Item  3      Legal Proceedings................................................................   5
Item  4      Submission of Matters to a Vote of Unitholders...................................   5
PART II
Item  5      Market for the Registrant's Units and Related Unitholder Matters.................   5
Item  6      Selected Financial Data..........................................................   6
Item  7      Management's Discussion and Analysis of Financial Condition and Results of
               Operations.....................................................................   6
Item  8      Financial Statements and Supplementary Data......................................   6
Item  9      Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure.....................................................................   6
PART III
Item 10      Directors and Executive Officers of the Registrant...............................   6
Item 11      Executive Compensation...........................................................   8
Item 12      Security Ownership of Certain Beneficial Owners and Management...................   8
Item 13      Certain Relationships and Related Transactions...................................   8
PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K
             Financial Statements and Financial Statement Schedules...........................   9
             Exhibits.........................................................................   9
             Reports on Form 8-K..............................................................  10
SIGNATURES....................................................................................  16

                                     PART I

Item 1. Business

General

   Prudential-Bache/Watson & Taylor, Ltd.-4 (the ``Registrant''), a Texas limited partnership, was formed on October 11, 1985 and will terminate on December 31, 2010 unless terminated sooner under the provisions of the Amended and Restated Certificate and Agreement of Limited Partnership (the ``Partnership Agreement''). The Registrant was formed for the purpose of acquiring, developing, owning and operating business centers, retail shopping centers, mini-storage facilities and other similar commercial real estate and investing in unimproved commercial properties with the proceeds raised from the initial sale of depositary units (``Units''). The Registrant's fiscal year for book and tax purposes ends on December 31.

   The Registrant operates eleven properties, five of which are commercial real estate properties and six of which are unimproved properties. The commercial real estate properties consist of office/warehouse, mini-warehouse and retail facilities. For more information regarding the Registrant's properties (collectively, the ``Properties'' or individually, a ``Property''), see Item 2 Properties. For more information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Annual Report to Unitholders for the year ended December 31, 1995 (``Registrant's Annual Report'') which is filed as an exhibit hereto. The Registrant is engaged solely in the business of real estate investment; therefore, presentation of industry segment information is not applicable.

   On December 15, 1995, the Management Committee of the Registrant determined to seek bids for all of the properties held by the Registrant. As of March 22, 1996, preliminary bids have been received for all properties. If bids for the properties are deemed acceptable by the Registrant, the Registrant intends to enter into agreements to sell the properties, subject to the approval of the Unitholders owning a majority of the Units as required by the Partnership Agreement. If such sales are approved and consummated, the Registrant will liquidate and distribute its net assets to its partners. There can, of course, be no assurance that acceptable bids will be received or that any transactions will be consummated.

General Partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. (``PBP''), George S. Watson and A. Starke Taylor, III (collectively, the ``General Partners''). PBP is the Managing General Partner and is responsible for the day-to-day operations of the Registrant and its investments. See Note E to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Competition

   The General Partners and/or their affiliates have formed, and may continue to form, various entities to engage in businesses which may be competitive with the Registrant.

   The Registrant competes with national and regional real estate owners and operators, some of whom have more experience and resources than the Registrant. Such owners and operators may include insurance companies, mortgage banks, pension funds, and other real estate investors, including foreign investors, syndicated partnerships, and real estate investment trusts. The primary factors affecting a particular property's ability to successfully compete against other properties include the location of such property, the suitability of its design to a prospective tenant's needs, the manner in which it is managed and marketed, and rental rates. The extent to which the Registrant is affected by competition will depend, in part, on existing market conditions. The property managers, Public Storage Management, Inc. and Public Storage Commercial Properties Group, Inc., manage other properties which compete with the Registrant's properties within the same geographical area.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement as amended. See Note E to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   As of December 31, 1995, the Registrant owns the following properties:

                                                   Average
                                               Occupancy Rates                           Monthly Rental
                                             for the year ended                             Rates Per
                                                December 31,         Land     Rentable     Unit as of
             Property Location                     1995(1)        (in acres)   Units    December 31, 1995
-------------------------------------------  -------------------  ----------  --------  -----------------
Improved Properties
Downtown Business Center (Nashville, TN)             99.7%            3.50
  Office/warehouse                                                                 30     $  620 - $3,150
                                                                              --------
Airport South Business Center (Nashville,
TN)                                                  99.4             4.25
  Office/warehouse                                                                 52     $  395 - $2,800
                                                                              --------
Big A Mini-Warehouse (Forest Park, GA)               53.7             7.00
  Mini-warehouse                                                                  996     $   19 - $  795
                                                                              --------
Towneast Business Center (Mesquite, TX)              96.3             3.38
  Office/warehouse                                                                 35     $  350 - $  826
  Mini-warehouse                                                                   60     $   45 - $   73
                                                                              --------
                                                                                   95
                                                                              --------
Dale City (Dale City, VA)                            98.1             8.00
  Office/warehouse                                                                 70        $250 - $1,800
  Retail                                                                            8     $1,000 - $1,985
  Mini-warehouse                                                                  122     $   89 - $  200
                                                                              --------
                                                                                  200
                                                                              --------
Unimproved Properties
Airport South (Nashville, TN)                                N/A      3.06       None          N/A
Mansfield (Mansfield, TX)                                    N/A     36.34       None          N/A
Yancy Camp (Dallas, TX)                                      N/A      2.08       None          N/A
Highway 360 (Arlington, TX)                                  N/A      1.94       None          N/A
Dimension (Fort Worth, TX)                                   N/A      0.52       None          N/A
Beltline Central (Addison, TX)                               N/A      0.77       None          N/A
                                                                              --------
                                                                                1,373
                                                                              --------
                                                                              --------
(1) Average occupancy rates are calculated by averaging the monthly occupancies determined by dividing occupied square footage by available square footage as of each month-end.
---------------------------------------------------------------------------------------------------------

   The Managing General Partner believes the Registrant's properties are adequately insured.

   For the years ended December 31, 1995, 1994 and 1993 the following improved properties' rental revenue exceeded 15% of the Registrant's total revenue:

                                                           1995     1994     1993
                                                           ----     ----     ----
                    Dale City                                39%      40%      36%
                    Downtown Business Center                 17       16        *
                    Airport South Business Center            17       16       16

 * Property's rental revenue was 15% or less of the Registrant's total revenue for the year.

   No single tenant accounted for 10% or more of the Registrant's total revenue for any of the three years in the period ended December 31, 1995.

   For additional information describing the Registrant's properties, see Supplementary Schedule III-Real Estate and Accumulated Depreciation on page 14 in Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note G to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Unitholders

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Unitholder Matters

   As of March 1, 1996, there were 4,293 holders of record owning 66,555 Units. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section 18.2 of the Partnership Agreement limiting the ability of a Unitholder to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to Unitholders on or about 45 days after the end of the specified quarter.

    Quarter Ended          1995       1994
----------------------     -----      -----
March 31                   $2.19      $3.50
June 30                     2.19       2.88
September 30                2.19       2.40
December 31                 2.19       2.19

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Distributions for 1995 and 1994 were made from current and previously undistributed cash generated by operations. Unitholder distributions were approximately $583,000 and $741,000 for the years ended December 31, 1995 and 1994, respectively. All of the distributions paid to Unitholders during 1995 and approximately $530,000 of the distributions paid to Unitholders during 1994 represent a return of capital on a generally accepted accounting principles (GAAP) basis (return of capital on a GAAP basis is calculated as Unitholder distributions less net income allocated to Unitholders). The Registrant currently expects that recurring quarterly cash distributions will continue to be paid in the foreseeable future from cash generated by operations. For discussion of other factors that may affect the amounts of future distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 through 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 6. Selected Financial Data

      The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                        Year ended December 31,
                                  -------------------------------------------------------------------
                                     1995          1994          1993          1992          1991
                                  -----------   -----------   -----------   -----------   -----------
Total revenues                    $ 2,027,520   $ 1,938,381   $ 1,787,959   $ 1,641,776   $ 1,687,392
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Provision for loss on impairment
  of assets                       $   900,000   $        --   $   800,000   $   484,000   $ 6,858,000
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Net income (loss)                 $  (717,009)  $   276,355   $  (667,213)  $  (688,472)  $(7,219,794)
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Net income (loss) per Unit        $    (11.51)  $      3.17   $    (10.75)  $    (10.76)  $   (107.94)
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Total assets                      $13,635,938   $14,858,287   $15,616,124   $16,885,088   $18,158,889
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Total distributions               $   633,475   $   805,171   $   669,167   $   464,438   $   719,986
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Unitholder Distributions per
  Unit                            $      8.76   $     11.13   $      9.25   $      6.42   $      9.94
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 through 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing General Partner.

   The Registrant, the Registrant's General Partners, PBP's directors and executive officers and other persons holding more than ten percent of the Registrant's Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such General Partners, PBP's executive officers, directors and Unitholders who own greater than ten percent of the Registrant's Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partners, PBP's directors and executive officers and other persons who own greater than ten percent of the Registrant's Units or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc., Managing General Partner

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

Name                            Position
Thomas F. Lynch, III            President, Chief Executive Officer, Chairman of the
                                  Board of Directors and Director
Barbara J. Brooks               Vice President--Finance and Chief Financial Officer
Eugene D. Burak                 Vice President and Chief Accounting Officer
Chester A. Piskorowski          Vice President
Frank W. Giordano               Director
Nathalie P. Maio                Director

   THOMAS F. LYNCH, III, age 37, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated (``PSI''), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 47, is the Vice President--Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 50, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 52, is a Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 53, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 45, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently she also serves in various capacities for other affiliated companies.

   James M. Kelso ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director effective June 30, 1995. Effective June 30, 1995, Thomas F. Lynch, III was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director. Robert J. Alexander ceased to serve as Vice President effective August 25, 1995. Eugene D. Burak was elected Vice President effective October 9, 1995.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Individual General Partners

   George S. Watson, age 55, is a financial specialist and a certified public accountant. He is also a member of the board of directors of Lyco Energy Corporation as well as the Advisory Council of the University of Texas Business School and a member of its Chancellor's Council. Mr. Watson attended the University of Texas in Austin, graduating summa cum laude in 1963 with a B.B.A. in accounting and finance. He received his M.B.A. in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic fraternity.

   A. Starke Taylor, III, age 52, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Active in the community, Mr. Taylor is the chairman of the board of Priority One, an international missionary organization, the founding chairman of the board of the Park Central Athletic Association, a member of the Dallas regional board of the Salvation Army, and a board member of the Dallas Theological Seminary. Mr. Taylor was recognized in 1983 by D Magazine as one of Dallas's 10 most outstanding young business leaders.

   There are no family relationships among any of the foregoing individual General Partners.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to either individual General Partners or to directors and officers of the Managing General Partner for their services. Certain officers and directors of the Managing General Partner receive compensation from the Managing General Partner and its affiliates, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the Managing General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. See Item 13 Certain Relationships and Related Transactions for information regarding reimbursement to the General Partners for services provided to the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 1, 1996, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

   As of March 1, 1996, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 1, 1996, no Unitholder beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner during 1995.

   Reference is made to Notes A and E to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                          Page Number
                                                                                           In Annual
                                                                                            Report
                                                                                          -----------
         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         (a)    1.   Financial Statements and Report of Independent
                     Auditors--Incorporated by reference to the Registrant's Annual
                     Report which is filed as an
                     exhibit hereto
                     Report of Independent Auditors                                             2
                     Financial Statements:
                     Statements of Financial Condition--December 31, 1995 and 1994              3
                     Statements of Operations--Three years ended December 31, 1995              4
                     Statements of Changes in Partners' Capital--Three years ended
                     December 31, 1995                                                          4
                     Statements of Cash Flows--Three years ended December 31, 1995              5
                     Notes to Financial Statements                                              6
                2.   Financial Statement Schedules and Consent of Independent Auditors
                     Consent of Independent Auditors
                     Schedules:
                     II--Valuation and Qualifying Accounts and Reserves--Three years ended December 31, 1995
                     III--Real Estate and Accumulated Depreciation at December 31, 1995
                     Notes to Schedule III--Real Estate and Accumulated Depreciation
                     All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.
                3.   Exhibits
                     Description:
                     3.01  Amended and Restated Certificate and Agreement of Limited
                           Partnership (1)
                     3.02  Amendment Number 10 to the Amended and Restated Certificate
                           and Agreement of Limited Partnership (5)
                     4.01  Certificate of Limited Partnership Interest (1)
                     4.02  Depositary Receipt (1)
                     10.01  Management Agreement (1)
                     10.02  Depositary Agreement (1)
                     10.03  Agreement Relating to General Partner Interests (1)
                     10.04  Construction Contract by and between the Watson & Taylor
                             Holding Joint Venture and Watson & Taylor Construction,
                     Inc., dated August 21, 1986 (1)
                     10.05  Special Warranty Deed by and between Prince William
                     Partners, Ltd. and the Registrant transferring title to the Dale
                            City Property to the Registrant (2)

                     10.06  Special Warranty Deed by and between 287-Mansfield Joint
                            Venture and the Registrant conveying title to the Mansfield
                            Property to the Registrant (2)
                     10.07  Warranty Deed by and between Messrs. Watson and Taylor and the Registrant conveying title to the Highway 360 Strip (2)
                     10.08  Special Warranty Deed by and between Watson & Taylor Realty
                            Company, Trustee, and the Registrant conveying title to the
                            Dimension Tract (3)
                     10.09  Special Warranty Deed by and between Watson & Taylor Realty
                            Company, Trustee, and the Registrant conveying title to the
                            Yancy Camp Tract (3)
                     10.10  Special Warranty Deed by and between George S. Watson and A.
                            Starke Taylor, III and the Registrant conveying title to the
                            Belt Line Tract (4)
                     10.11  Construction Contract by and between Watson & Taylor Con-
                            struction, Inc. and the Registrant for construction of the
                            Dale City Business Center (2)
                     10.12  Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage Man-
                            agement, Inc. (4)
                     10.13  Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage Commercial
                            Properties Group, Inc. (4)
                     10.14  Agreement in connection with Closing of Purchase and Sale of
                            Real Estate between the Registrant and Paul Darby or
                            assigns, as Purchaser conveying title of the Black Bob and
                            119th Property, located in Olathe, Kansas (4)
                     10.15  General Warranty Deed by and between the Registrant and the
                            Purchaser of the Black Bob and 119th Property, located in
                            Olathe, Kansas, effective as of the 26th day of June 1989
                            (4)
                     13     Registrant's Annual Report to Unitholders for the year ended
                            December 31, 1995 (6) (with the exception of the information and data incorporated by reference in Items 3, 7 and 8 of
                            this Annual Report on Form 10-K, no other information or
                            data appearing in the Registrant's Annual Report is to be
                            deemed filed as part of this report)
                     27     Financial Data Schedule (6)
         (b)         Reports on Form 8-K
                     Registrant's Current Report on Form 8-K dated December 6, 1995, as filed with the Securities and Exchange Commission on December 6,
                     1995, relating to Item 5 regarding the communication of certain information to the limited partners.
                     Registrant's Current Report on Form 8-K dated December 15, 1995, as filed with the Securities and Exchange Commission on December 26,
                     1995, relating to Item 5 regarding the intention of the Partnership to solicit bids for the partnership's properties.
                ------------------------------------
                (1) Filed as an exhibit to Registration Statement on Form S-11 (No.
                    33-1213) and incorporated herein by reference.

                (2) Filed as an exhibit to Registrant's Form 8-K filed with the
                Securities and Exchange Commission on November 25, 1987 and incorporated herein by reference.
                (3) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.
                (4) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.
                (5) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
                (6) Filed herewith.

                        CONSENT OF INDEPENDENT AUDITORS

To the Partners
Prudential-Bache/Watson & Taylor, Ltd.-4

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-4 of our report dated February 16, 1996, included in the 1995 Annual Report to Limited Partners of
Prudential-Bache/Watson & Taylor, Ltd.-4.

Our audits also included the financial statement schedules of Prudential-Bache/Watson & Taylor, Ltd.-4 listed in Item 14(a). These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP
New York, New York
March 29, 1996

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-------------------------------------------------------------------------------------------------------
Allowance for Loss on Impairment of Assets
                                                                  Deductions - Amounts
 Year Ended         Balance at          Additions - Amounts        Written-off During       Balance at
December 31,     Beginning of Year      Reserved During Year              Year              End of Year
------------     -----------------      --------------------      --------------------      -----------
    1993            $ 7,342,000               $800,000                 --                   $ 8,142,000
    1994            $ 8,142,000               --                       --                   $ 8,142,000
    1995            $ 8,142,000               $900,000                 --                   $ 9,042,000
-------------------------------------------------------------------------------------------------------

Note: The Registrant's properties are valued at the lower of the carrying amount or estimated fair value less costs to sell. As a result, a provision for loss on impairment of assets of $900,000 was recorded for the year ended December 31, 1995.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1995

                                     Initial cost to                                               Gross amount at which
                                        Registrant                                                      carried at
                                         (Note B)                   Costs         Permanent           close of period
                               ----------------------------      capitalized      write-down    ---------------------------
                                                Buildings          (sold)          of im-                       Buildings
                                                   and          subsequent to      paired                          and
Description (Note A)              Land         improvements      acquisition       assets          Land        improvements
---------------------------    -----------     ------------     -------------     ---------     ----------     ------------
IMPROVED PROPERTIES:
Downtown Business
 Centers I & II                $   709,956     $  3,076,475      $   232,692      $      --     $  709,956     $  3,309,167
 (Nashville, TN)
Airport South
 Business Center                   764,820        3,431,125          100,938             --        764,820        3,532,063
 (Nashville, TN)
Big A Mini-Warehouse               341,117        3,032,936           67,447             --        341,117        3,100,383
 (Forest Park, GA)
Towneast Business Center           439,121        1,756,485           29,776             --        438,771        1,786,611
 (Mesquite, TX)
Dale City (Dale City, VA)        1,387,406        4,954,792        1,088,712             --      1,387,406        6,043,504
UNIMPROVED PROPERTIES:
Dimension                           76,326               --               --             --         76,326               --
 (Fort Worth, TX)
Airport South                      547,432               --               --             --        547,432               --
 (Nashville, TN)
Highway 360 (Arlington, TX)        440,644               --               --             --        440,644               --
Mansfield (Mansfield, TX)        3,929,084               --               --       (700,000)     3,229,084               --
Yancy Camp                         829,448               --               --             --        829,448               --
 (Dallas, TX)
119th & Black Bob                  587,871               --         (587,871)            --             --               --
 (Olathe, KS)
150th & Black Bob                  815,396               --         (815,396)            --             --               --
 (Olathe, KS)
Beltline Central                   505,790               --               --             --        505,790               --
 (Addison, TX)
                               -----------     ------------     -------------     ---------     ----------     ------------
                               $11,374,411     $ 16,251,813      $   116,298      $(700,000)    $9,270,794     $ 17,771,728
                               -----------     ------------     -------------     ---------     ----------     ------------
                               -----------     ------------     -------------     ---------     ----------     ------------
---------------------------------------------------------------------------------------------------------------------------
                                              See notes on the following page

                                                                                             Life on which
                                                                                             depreciation
                                                                                               in latest
                                              Accumulated                                    Statement of
                                Total        depreciation       Date(s) of        Date        Operations
Description (Note A)          (Note C)         (Note D)        construction     acquired      is computed
---------------------------  -----------     -------------     ------------     --------     -------------
IMPROVED PROPERTIES:
Downtown Business                                                                            5 to
 Centers I & II              $ 4,019,123      $ 1,340,288        1983, 1985       1986       25 years
 (Nashville, TN)
Airport South                                                                                5 to
 Business Center               4,296,883        1,097,885              1987       1987       25 years
 (Nashville, TN)
                                                                                             5 to
Big A Mini-Warehouse           3,441,500          894,016              1986       1986       25 years
 (Forest Park, GA)
                                                                                             5 to
Towneast Business Center       2,225,382          592,887              1987       1987       25 years
 (Mesquite, TX)
                                                                                             5 to
Dale City (Dale City, VA)      7,430,910        1,898,708              1987       1987       25 years
UNIMPROVED PROPERTIES:
Dimension                         76,326               --                --       1987       N/A
 (Fort Worth, TX)
Airport South                    547,432               --                --       1986       N/A
 (Nashville, TN)
Highway 360 (Arlington, TX)      440,644               --                --       1987       N/A
Mansfield (Mansfield, TX)      3,229,084               --                --       1987       N/A
Yancy Camp                       829,448               --                --       1987       N/A
 (Dallas, TX)
119th & Black Bob                     --               --                --       1986       N/A
 (Olathe, KS)
150th & Black Bob                     --               --                --       1986       N/A
 (Olathe, KS)
Beltline Central                 505,790               --                --       1986       N/A
 (Addison, TX)
                             -----------     -------------
                             $27,042,522      $ 5,823,784
                             -----------     -------------
                             -----------     -------------
------------------------------------------------------------------------------------------------------------------------


                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                             NOTES TO SCHEDULE III
                               December 31, 1995

NOTE A--There are no mortgages, deeds of trust or similar encumbrances against any of the properties.

NOTE B--Initial cost represents the initial purchase price of the properties including acquisition fees.

NOTE C--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE OWNED
                                                      Year ended December 31,
                                             -----------------------------------------
                                                1995           1994           1993
                                             -----------    -----------    -----------
Balance at beginning of year..............   $27,616,465    $27,558,067    $27,462,329
Net additions during year.................       136,241         58,398         95,738
Net deletions during year (1).............      (710,184)            --             --
                                             -----------    -----------    -----------
Balance at close of year..................   $27,042,522    $27,616,465    $27,558,067
                                             -----------    -----------    -----------
                                             -----------    -----------    -----------
   (1) The 150th & Black Bob property was sold in December 1995 for $678,072 net of selling expenses.
   During 1995, an allowance for loss on impairment of assets of $900,000 was provided for, bringing the total allowance on the above assets to $9,042,000 as of December 31,
1995. See Note C to the financial statements of the Registrant's Annual Report filed as an exhibit hereto.
   The aggregate cost of land, buildings and improvements for Federal income tax purposes for the tax year ended December 31, 1995 was $28,595,297.

NOTE D--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION

                                                      Year ended December 31,
                                             -----------------------------------------
                                                1995           1994           1993
                                             -----------    -----------    -----------
Balance at beginning of year..............   $ 5,233,140    $ 4,616,561    $ 3,965,034
Depreciation during the year charged to
  expense.................................       590,644        616,579        651,527
                                             -----------    -----------    -----------
Balance at close of year..................   $ 5,823,784    $ 5,233,140    $ 4,616,561
                                             -----------    -----------    -----------
                                             -----------    -----------    -----------

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-4

 By: Prudential-Bache Properties, Inc.,
     A Delaware corporation,
     Managing General Partner
     By: /s/ Eugene D. Burak                      Date: March 29, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

 By: Prudential-Bache Properties, Inc.,
     A Delaware corporation,
     Managing General Partner
     By: /s/ Thomas F. Lynch, III                 Date: March 29, 1996
     ----------------------------------------
     Thomas F. Lynch, III
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director
     By: /s/ Barbara J. Brooks                    Date: March 29, 1996
     ----------------------------------------
     Barbara J. Brooks
     Vice President-Finance and
     Chief Financial Officer
     By: /s/ Eugene D. Burak                      Date: March 29, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     By: /s/ Frank W. Giordano                    Date: March 29, 1996
     ----------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                     Date: March 29, 1996
     ----------------------------------------
     Nathalie P. Maio
     Director

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-4

     By:                                          Date: March 29, 1996

     ----------------------------------------
     George S. Watson
     General Partner
     By:                                          Date: March 29, 1996
     ----------------------------------------
     A. Starke Taylor
     General Partner

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

     By:                                          Date: March 29, 1996

     ----------------------------------------
     George S. Watson
     General Partner
     By:                                          Date: March 29, 1996
     ----------------------------------------
     A. Starke Taylor
     General Partner