Form 10-Q
period 1996-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD-4
filed 1996-05-15
CIK 780352

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-15381

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                                   75-2083046
- --------------------------------------------------------------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

One Seaport Plaza, New York, N.Y.                        10292-0116
- --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                 $12,294,393     $12,176,738
Cash and cash equivalents                                                  580,044       1,450,040
Other assets                                                                 2,075           9,160
                                                                       -----------     ------------
Total assets                                                           $12,876,512     $13,635,938
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                  $   145,754     $   113,462
Deposits due to tenants                                                     92,152          97,196
Due to affiliates, net                                                      71,505         107,175
Accrued real estate taxes                                                   52,803         104,824
Unearned rental income                                                      19,708           6,847
                                                                       -----------     ------------
Total liabilities                                                          381,922         429,504
                                                                       -----------     ------------
Partners' capital
Unitholders (66,555 depositary units issued and outstanding)            12,296,080      13,002,889
General partners                                                           198,510         203,545
                                                                       -----------     ------------
Total partners' capital                                                 12,494,590      13,206,434
                                                                       -----------     ------------
Total liabilities and partners' capital                                $12,876,512     $13,635,938
                                                                       -----------     ------------
                                                                       -----------     ------------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                          -------------------------
                                                                              1996           1995
- ---------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                               $463,611       $482,748
Interest                                                                       6,984          4,194
Other                                                                          5,675         21,758
                                                                          ------------     --------
                                                                             476,270        508,700
                                                                          ------------     --------
EXPENSES
Property operating                                                           182,375        171,777
General and administrative                                                   150,144         62,757
Real estate taxes                                                             48,267         47,899
Depreciation                                                                      --        144,584
                                                                          ------------     --------
                                                                             380,786        427,017
                                                                          ------------     --------
Net income                                                                  $ 95,484       $ 81,683
                                                                          ------------     --------
                                                                          ------------     --------
ALLOCATION OF NET INCOME
Unitholders                                                                 $ 87,845       $ 65,027
                                                                          ------------     --------
                                                                          ------------     --------
General partners                                                            $  7,639       $ 16,656
                                                                          ------------     --------
                                                                          ------------     --------
Net income per depositary unit                                              $   1.32       $    .98
                                                                          ------------     --------
                                                                          ------------     --------
- ---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                           GENERAL
                                                           UNITHOLDERS     PARTNERS        TOTAL
- ---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                       $13,002,889     $203,545     $13,206,434
Net income                                                      87,845       7,639           95,484
Distributions                                                 (794,654)    (12,674 )       (807,328)
                                                           -----------     --------     -----------
Partners' capital--March 31, 1996                          $12,296,080     $198,510     $12,494,590
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Three months ended
                                                                                  March 31,
                                                                           ------------------------
                                                                              1996          1995
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                        $  478,513     $ 467,626
Interest received                                                               6,984         4,194
Other income received                                                           5,675        21,758
Property operating expenses paid                                             (203,101)     (129,806)
Real estate taxes paid                                                       (100,288)     (103,601)
General and administrative expenses paid                                     (132,796)      (25,088)
                                                                           ----------     ---------
Net cash provided by operating activities                                      54,987       235,083
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                        (117,655)      (52,599)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                               (807,328)     (158,229)
                                                                           ----------     ---------
Net increase (decrease) in cash and cash equivalents                         (869,996)       24,255
Cash and cash equivalents at beginning of period                            1,450,040       588,802
                                                                           ----------     ---------
Cash and cash equivalents at end of period                                 $  580,044     $ 613,057
                                                                           ----------     ---------
                                                                           ----------     ---------
- ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net income                                                                 $   95,484     $  81,683
                                                                           ----------     ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                       --       144,584
Changes in:
Other assets                                                                    7,085         2,864
Accounts payable and accrued expenses                                          32,292        60,891
Accrued real estate taxes                                                     (52,021)      (55,702)
Due to affiliates, net                                                        (35,670)       18,749
Unearned rental income                                                         12,861        (6,072)
Deposits due to tenants                                                        (5,044)      (11,914)
                                                                           ----------     ---------
Total adjustments                                                             (40,497)      153,400
                                                                           ----------     ---------
Net cash provided by operating activities                                  $   54,987     $ 235,083
                                                                           ----------     ---------
                                                                           ----------     ---------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-4 (the ``Partnership'') as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

   On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all the properties held by the Partnership. The Partnership is continuing the process of attempting to sell the properties held by the Partnership. However, there can be no assurances that any transactions will be consummated. The Unitholders will be advised if the Partnership enters into a definitive agreement to sell the properties. Accordingly, effective December 31, 1995, the Partnership has reclassified its properties to held for sale and has ceased depreciating the properties for financial statement purposes only. Properties held for sale are recorded at the lower of the carrying amount or the estimated fair value less costs to sell.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management (including direct management of the Partnership's unimproved properties), investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the three months ended March 31, 1996 and 1995 were approximately $34,000 and $25,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. Relating to the reimbursement of these services, the Partnership recorded $1,200 and $1,250 for the three months ended March 31, 1996 and 1995, respectively. The amount for the three months ended March 31, 1996 has been reduced by a $5,000 overaccrual from 1995.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 391 depositary units at March 31, 1996.

C. Subsequent Event

   In May 1996, distributions of approximately $83,000 and $7,000 were paid to the Unitholders and the General Partners, respectively, for the quarter ended March 31, 1996. This represents a distribution of $1.25 per Unit as compared to the previous quarter's distribution of $2.19 per Unit.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates five commercial properties consisting of office warehouse/mini-warehouse and retail facilities as well as six unimproved properties. On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all of the properties held by the Partnership. The Partnership is continuing the process of attempting to sell the properties held by the Partnership. However, there can be no assurances that any transactions will be consummated. The Unitholders will be advised if the Partnership enters into a definitive agreement to sell the properties.

   During the three months ended March 31, 1996, the Partnership's cash and cash equivalents decreased by approximately $870,000 due to capital expenditures and distributions paid to the partners in excess of cash flow from property operations. Distributions made during the three months ended March 31, 1996 totaled approximately $159,000 of which $146,000 and $13,000 were paid to the Unitholders and General Partners, respectively. These distributions were funded from current and prior periods' property operations. Additionally, a special distribution of approximately $649,000 was paid to Unitholders representing the net proceeds from the sale of the 150th and Black Bob property. At the end of 1995, a major tenant moved out of Dale City. In order to reconfigure the property for rental, the Partnership incurred construction costs of approximately $100,000 in the first quarter of 1996. This, coupled with the loss of rental income at the property for the quarter, had a negative impact on the cash flow of the Partnership.

   The Partnership's ability to make future distributions and the amount of the distributions that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, including the amount expended for property improvements, but also by the amount from and the timing of any sale of the Partnership's properties.

Results of Operations

   Average occupancy rates at the improved properties for the three months ended March 31, 1996 and 1995 were as follows:

                                                                             March 31,
                                                                         -----------------
         Property                                                         1996       1995
         ---------------------------------------------------------------------------------
         Airport South Business Center                                     96.4%      99.1%
         Big A Mini-Warehouse                                              46.2       54.1
         Downtown Business Center                                         100.0       99.4
         Towneast Business Center                                          95.1       96.5
         Dale City                                                         90.1       98.9
         ---------------------------------------------------------------------------------
           (Average occupancy rates are calculated by averaging the monthly occupancies determined by dividing occupied square footage by available square footage as of each month-end.)

   Net income increased by approximately $14,000 for the three months ended March 31, 1996 as compared to the corresponding period in the prior year primarily for the reasons discussed below.

   Rental income decreased by approximately $19,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995. The three month decrease is primarily due to decreased rental income at Big A Mini-Warehouse and Dale City (as discussed above) because of the lower average occupancies at these properties. These decreases were partially offset by increased rental income at Downtown Business Center primarily due to higher commercial space rental rates.

   Other income decreased by approximately $16,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 as a result of the decreasing number of older leases that include charges to recover operating expenses.

   Property operating expenses increased by approximately $11,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to increases in utilities and repairs and maintenance.

   General and administrative expenses increased by approximately $87,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995. This variance was primarily due to increased professional fees and other costs relating to the anticipated solicitation of the consent of the limited partners for the potential sale of the properties.

   Depreciation expense decreased by approximately $145,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and therefore no depreciation expense has been recorded for the three months ended March 31, 1996.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--None

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

Prudential-Bache/Watson & Taylor, Ltd.-4

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Eugene D. Burak                      Date: May 15, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       9