Form 10-Q
period 1996-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD-4
filed 1996-08-14
CIK 780352

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-15381

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                               75-2083046
- --------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

One Seaport Plaza, New York, N.Y.                    10292-0116
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                 $12,297,260     $12,176,738
Cash and cash equivalents                                                  859,425       1,450,040
Other assets                                                                 9,931           9,160
                                                                       -----------     ------------
Total assets                                                           $13,166,616     $13,635,938
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                  $   434,146     $   113,462
Deposits due to tenants                                                     99,936          97,196
Due to affiliates, net                                                     114,544         107,175
Accrued real estate taxes                                                   64,393         104,824
Unearned rental income                                                      14,433           6,847
                                                                       -----------     ------------
Total liabilities                                                          727,452         429,504
                                                                       -----------     ------------
Partners' capital
Unitholders (66,555 depositary units issued and outstanding)            12,245,056      13,002,889
General partners                                                           194,108         203,545
                                                                       -----------     ------------
Total partners' capital                                                 12,439,164      13,206,434
                                                                       -----------     ------------
Total liabilities and partners' capital                                $13,166,616     $13,635,938
                                                                       -----------     ------------
                                                                       -----------     ------------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Six Months ended           Three months ended
                                                         June 30,                    June 30,
                                                 -------------------------     ---------------------
                                                    1996           1995          1996         1995
- ----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                    $  938,242     $  963,857     $474,631     $481,109
Interest                                             10,236          8,220        3,252        4,026
Other                                                11,865         34,572        6,190       12,814
                                                 ----------     ----------     --------     --------
                                                    960,343      1,006,649      484,073      497,949
                                                 ----------     ----------     --------     --------
EXPENSES
General and administrative                          397,650        140,592      247,506       77,835
Property operating                                  338,399        323,871      156,024      152,094
Real estate taxes                                    93,605         96,372       45,338       48,473
Depreciation                                             --        293,833           --      149,249
                                                 ----------     ----------     --------     --------
                                                    829,654        854,668      448,868      427,651
                                                 ----------     ----------     --------     --------
Net income                                       $  130,689     $  151,981     $ 35,205     $ 70,298
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
ALLOCATION OF NET INCOME
Unitholders                                      $  120,234     $  119,254     $ 32,389     $ 54,227
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
General partners                                 $   10,455     $   32,727     $  2,816     $ 16,071
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
Net income per depositary unit                   $     1.81     $     1.79     $   0.49     $    .81
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
- ----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                           GENERAL
                                                           UNITHOLDERS     PARTNERS        TOTAL
- ---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                       $13,002,889     $203,545     $13,206,434
Net income                                                     120,234       10,455         130,689
Distributions                                                 (878,067)     (19,892)       (897,959)
                                                           -----------     --------     -----------
Partners' capital--June 30, 1996                           $12,245,056     $194,108     $12,439,164
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Six months ended
                                                                                   June 30,
                                                                           ------------------------
                                                                              1996          1995
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                        $  947,797     $ 965,244
Interest received                                                              10,236         8,220
Other income received                                                          11,865        34,572
Property operating expenses paid                                             (198,548)     (330,331)
Real estate taxes paid                                                       (134,036)     (151,472)
General and administrative expenses paid                                     (209,448)      (75,920)
                                                                           ----------     ---------
Net cash provided by operating activities                                     427,866       450,313
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                        (120,522)     (108,156)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                               (897,959)     (316,659)
                                                                           ----------     ---------
Net increase (decrease) in cash and cash equivalents                         (590,615)       25,498
Cash and cash equivalents at beginning of period                            1,450,040       588,802
                                                                           ----------     ---------
Cash and cash equivalents at end of period                                 $  859,425     $ 614,300
                                                                           ----------     ---------
                                                                           ----------     ---------
- ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net income                                                                 $  130,689     $ 151,981
                                                                           ----------     ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                       --       293,833
Changes in:
Other assets                                                                     (771)        5,899
Accounts payable and accrued expenses                                         320,684        36,612
Accrued real estate taxes                                                     (40,431)      (55,100)
Due to affiliates, net                                                          7,369        21,600
Unearned rental income                                                          7,586        (6,417)
Deposits due to tenants                                                         2,740         1,905
                                                                           ----------     ---------
Total adjustments                                                             297,177       298,332
                                                                           ----------     ---------
Net cash provided by operating activities                                  $  427,866     $ 450,313
                                                                           ----------     ---------
                                                                           ----------     ---------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)
A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-4 (the ``Partnership'') as of June 30, 1996 and the results of its operations for the six and three months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all the properties held by the Partnership. On June 10, 1996, the Partnership entered into a contract with Public Storage, Inc., the current property manager of the Partnership's properties, for the sale of substantially all the Partnership's properties for an aggregate sales price of $12,210,000. This sale is subject to the approval by the Unitholders holding a majority of the depository units and certain other conditions and potential price adjustments, including the cost to remedy any potential environmental issues. In preparing the properties for sale, the Partnership had an environmental site assessment performed by a qualified engineering firm for each of the Partnership's properties. One of the Partnership's properties evidenced certain levels of hazardous materials. The Managing General Partner is working with the engineering firm to determine the extent of the contamination. It is uncertain at this time what the cost of remediation or the impact on the sale of the affected property may be. The Partnership is exploring its alternatives in addressing this issue.

   The Partnership anticipates sending proxy statements in August 1996 or as soon thereafter as practicable for the purpose of advising Unitholders of the terms of the agreement and to solicit their consent of the proposed sale. It is expected that, if approved, the sale will close before December 31, 1996. Following the closing, the Partnership will make one or more cash distributions to the Unitholders. The bulk of the distributions are expected to occur shortly after the closing with the remainder expected to be distributed within twelve months after the closing, at which time the Partnership would then by liquidated.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management (including direct management of the Partnership's unimproved properties), investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the six months ended June 30, 1996 and 1995 were approximately $66,000 and $49,000, respectively, and for the three months ended June 30, 1996 and 1995, were approximately $32,000 and $25,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. Relating to the reimbursement of these services, the Partnership recorded approximately $22,000 and $3,000 for the six months ended June 30, 1996 and 1995, respectively and for the three months ended June 30, 1996 and 1995 recorded approximately $21,000 and $1,000, respectively.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 391 depositary units at June 30, 1996.

C. Subsequent Event

   In August 1996, distributions of approximately $83,000 and $7,000 were paid to the Unitholders and the General Partners, respectively, for the quarter ended June 30, 1996.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates five commercial properties consisting of office warehouse/mini-warehouse and retail facilities as well as six unimproved properties. On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all of the properties held by the Partnership. On June 10, 1996, the Partnership entered into a contract with Public Storage, Inc., the current property manager of the Partnership's properties, for the sale of substantially all the Partnership's properties for an aggregate sales price of $12,210,000. This sale is subject to the approval by the Unitholders holding a majority of the depository units and certain other conditions and potential price adjustments, including the cost to remedy any potential environmental issues. In preparing the properties for sale, the Partnership had an environmental site assessment performed by a qualified engineering firm for each of the Partnership's properties. One of the Partnership's properties evidenced certain levels of hazardous materials. The Managing General Partner is working with the engineering firm to determine the extent of the contamination. It is uncertain at this time what the cost of remediation or the impact on the sale of the affected property may be. The Partnership is exploring its alternatives in addressing this issue.

   The Partnership anticipates sending proxy statements in August 1996 or as soon thereafter as practicable for the purpose of advising Unitholders of the terms of the agreement and to solicit their consent of the proposed sale. It is expected that, if approved, the sale will close before December 31, 1996. Following the closing, the Partnership will make one or more cash distributions to the Unitholders. The bulk of the distributions are expected to occur shortly after the closing with the remainder expected to be distributed within twelve months after the closing, at which time the Partnership would then be liquidated.

   During the six months ended June 30, 1996, the Partnership's cash and cash equivalents decreased by approximately $590,000 due to capital expenditures and distributions paid to partners in excess of cash flow from operations. Distributions of approximately $83,000 and $7,000 were paid to the Unitholders and General Partners, respectively, during the three months ended June 30, 1996. These distributions were funded from the property's operations.

   The Partnership's ability to make future distributions and the amount of the distributions that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, including the amount expended for property improvements, but also by the amount from and the timing of any sale of the Partnership's properties.

Results of Operations

   Average occupancy rates at the improved properties for the six months ended June 30, 1996 and 1995 were as follows:

                                                                             June 30,
                                                                         -----------------
         Property                                                         1996       1995
         ---------------------------------------------------------------------------------
         Airport South Business Center                                     97.0%      99.2%
         Big A Mini-Warehouse                                              46.6       54.2
         Downtown Business Center                                          98.5       99.7
         Towneast Business Center                                          96.2       98.0
         Dale City                                                         93.2       97.5
         ---------------------------------------------------------------------------------
           (Average occupancy rates are calculated by averaging the monthly occupancies determined by dividing occupied square footage by available square footage as of each month-end.)

   Net income decreased by approximately $21,000 and $35,000 for the six and three months ended June 30, 1996 as compared to the corresponding period in the prior year primarily for the reasons discussed below.

   Rental income decreased by approximately $26,000 and $6,000 for the six and three months ended June 30, 1996 as compared to the corresponding period in 1995. These decreases are primarily due to lower average occupancies at all five properties but were partially offset by increased rental income at Downtown Business Center and Towneast Business Center primarily due to higher commercial space rental rates.

   Other income decreased by approximately $23,000 and $7,000 for the six and three months ended June 30, 1996 as compared to the corresponding period in 1995 as a result of the decreasing number of older leases that include charges to recover operating expenses.

   Property operating expenses increased by approximately $15,000 and $4,000 for the six and three months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to increases in payroll, utilities and repair and maintenance expenses.

   General and administrative expenses increased by approximately $257,000 and $170,000 for the six and three months ended June 30, 1996 as compared to the corresponding period in 1995. This variance was primarily due to the accrual of professional fees and other costs relating to the anticipated solicitation of the consent of the Unitholders for the sale of the properties.

   Depreciation expense decreased by approximately $294,000 and $149,000 for the six and three months ended June 30, 1996 as compared to the corresponding period in 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and therefore no depreciation expense has been recorded for the six and three months ended June 30, 1996.

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

            4.02 Depositary Receipt (filed as an exhibit to Registration
                 Statement on Form S-11 (No. 33-1213) and incorporated herein by reference)

            27.1 Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K

            Registrant's Current Report on Form 8-K dated June 14, 1996, as filed with the Securities and Exchange Commission on June 20, 1996, relating to Item 5 regarding the Registrant's entering into a contract of sale for substantially all of the Registrant's properties.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-4

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
    By: /s/ Eugene D. Burak                       Date: August 14, 1996
    -----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the Registrant