Form 10-Q
period 1996-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD-4
filed 1996-11-14
CIK 780352

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-15381

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                                                 75-2083046
--------------------------------------------------------------------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

One Seaport Plaza, New York, N.Y.                                     10292-0116
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                 $12,023,335      $12,176,738
Cash and cash equivalents                                                  713,216        1,450,040
Other assets                                                                23,922            9,160
                                                                      -------------     ------------
Total assets                                                           $12,760,473      $13,635,938
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                  $   359,444      $   113,462
Accrued real estate taxes                                                  110,462          104,824
Deposits due to tenants                                                    109,409           97,196
Due to affiliates                                                           71,600          107,175
Unearned rental income                                                      12,744            6,847
                                                                      -------------     ------------
Total liabilities                                                          663,659          429,504
                                                                      -------------     ------------
Partners' capital
Unitholders (66,555 depositary units issued and outstanding)            11,909,078       13,002,889
General partners                                                           187,736          203,545
                                                                      -------------     ------------
Total partners' capital                                                 12,096,814       13,206,434
                                                                      -------------     ------------
Total liabilities and partners' capital                                $12,760,473      $13,635,938
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Nine months                 Three months
                                                    ended September 30,         ended September 30,
                                                 -------------------------     ----------------------
                                                    1996           1995          1996          1995
-----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                    $1,425,875     $1,453,214     $ 487,633     $489,357
Interest                                             14,596         12,871         4,360        4,651
Other                                                17,530         49,997         5,665       15,425
                                                 ----------     ----------     ---------     --------
                                                  1,458,001      1,516,082       497,658      509,433
                                                 ----------     ----------     ---------     --------
EXPENSES
General and administrative                          623,949        232,207       226,299       91,615
Property operating                                  511,059        475,138       172,660      151,267
Real estate taxes                                   144,243        150,929        50,638       54,557
Provision for loss on impairment of assets          300,000             --       300,000           --
Depreciation                                             --        441,997            --      148,164
                                                 ----------     ----------     ---------     --------
                                                  1,579,251      1,300,271       749,597      445,603
                                                 ----------     ----------     ---------     --------
Net income (loss)                                $ (121,250)    $  215,811     $(251,939)    $ 63,830
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
ALLOCATION OF NET INCOME
Unitholders                                      $ (132,550)    $  167,606     $(252,784)    $ 48,352
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
General partners                                 $   11,300     $   48,205     $     845     $ 15,478
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
Net income (loss) per depositary unit            $    (1.99)    $     2.52     $   (3.80)    $    .73
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                           GENERAL
                                                           UNITHOLDERS     PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                       $13,002,889     $203,545     $13,206,434
Net income (loss)                                             (132,550)     11,300         (121,250)
Distributions                                                 (961,261)    (27,109 )       (988,370)
                                                           -----------     --------     -----------
Partners' capital--September 30, 1996                      $11,909,078     $187,736     $12,096,814
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
---------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Nine months
                                                                             ended September 30,
                                                                          -------------------------
                                                                             1996           1995
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                       $1,429,223     $1,459,555
Interest received                                                             14,596         12,871
Other income received                                                         17,530         49,997
General and administrative expenses paid                                    (425,061)      (123,411)
Property operating expenses paid                                            (499,540)      (464,523)
Real estate taxes paid                                                      (138,605)      (154,354)
                                                                          ----------     ----------
Net cash provided by operating activities                                    398,143        780,135
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                       (146,597)      (124,156)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                              (988,370)      (475,008)
                                                                          ----------     ----------
Net increase (decrease) in cash and cash equivalents                        (736,824)       180,971
Cash and cash equivalents at beginning of period                           1,450,040        588,802
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $  713,216     $  769,773
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net income (loss)                                                         $ (121,250)    $  215,811
                                                                          ----------     ----------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on impairment of assets                                   300,000             --
Depreciation                                                                      --        441,997
Changes in:
Other assets                                                                 (14,762)        19,110
Accounts payable and accrued expenses                                        245,982         55,336
Accrued real estate taxes                                                      5,638         (3,425)
Deposits due to tenants                                                       12,213         (2,471)
Due to affiliates                                                            (35,575)        64,075
Unearned rental income                                                         5,897        (10,298)
                                                                          ----------     ----------
Total adjustments                                                            519,393        564,324
                                                                          ----------     ----------
Net cash provided by operating activities                                 $  398,143     $  780,135
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-4 (the ``Partnership'') as of September 30, 1996, the results of its operations for the nine and three months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management (including direct management of the Partnership's unimproved properties), investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the nine months ended September 30, 1996 and 1995 were approximately $93,000 and $96,000, respectively, and for the three months ended September 30, 1996 and 1995 were approximately $27,000 and $46,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. Relating to the reimbursement of these services, the Partnership recorded approximately $26,000 and $4,000 for the nine months ended September 30, 1996 and 1995, respectively, and for the three months ended September 30, 1996 and 1995 recorded approximately $4,000 and $1,000, respectively.

   Prudential Securities Incorporated, an affiliate of PBP, owns 391 depositary units at September 30, 1996.

C. Subsequent Event

   In accordance with the Consent Statement dated September 17, 1996, the Unitholders approved the sale to Public Storage, Inc. of all five miniwarehouse/office warehouse facilities and four of the six undeveloped land parcels owned by the Partnership. The five miniwarehouse/office warehouse facilities and three of the four undeveloped land parcels which were under contract were sold to Public Storage, Inc. on November 13, 1996. The Partnership received, in cash, gross sales proceeds of $12,030,000 reduced by certain selling expenses and pro-rations of approximately $440,000. The gross sales price was in excess of the appraised value of the properties. The fourth land parcel, Yancy Camp, located in Dallas, Texas, has evidenced certain concentrations of petroleum related environmental contaminants which were discovered in an environmental review of the property. The Managing General Partner has reported the results of the environmental assessment to the appropriate State environmental regulatory departments. It has been agreed that the sale of this property to Public Storage, Inc. would be deferred in the expectation that the Partnership will shortly receive direction from the State environmental regulatory departments in resolving the environmental issue at the property.

   A distribution is expected to be made later in November 1996 representing the net sales proceeds reduced by a contingency reserve and funds required to meet current and future operating costs until the liquidation of the Partnership. The Partnership intends to sell its remaining land parcels and liquidate in 1997 and will distribute any remaining funds at such time.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   In accordance with the Consent Statement dated September 17, 1996, the Unitholders approved the sale to Public Storage, Inc. of all five miniwarehouse/office warehouse facilities and four of the six undeveloped land parcels owned by the Partnership. The five miniwarehouse/office warehouse facilities and three of the four undeveloped land parcels which were under contract were sold to Public Storage, Inc. on November 13, 1996. The Partnership received, in cash, gross sales proceeds of $12,030,000 reduced by certain selling expenses and pro-rations of approximately $440,000. The gross sales price was in excess of the appraised value of the properties.The fourth land parcel, Yancy Camp, located in Dallas, Texas, has evidenced certain concentrations of petroleum related environmental contaminants which were discovered in an environmental review of the property. The Managing General Partner has reported the results of the environmental assessment to the appropriate State environmental regulatory departments. It has been agreed that the sale of this property to Public Storage, Inc. would be deferred in the expectation that the Partnership will shortly receive direction from the State environmental regulatory departments in resolving the environmental issue at the property.

   During the nine months ended September 30, 1996, the Partnership's cash and cash equivalents decreased by approximately $737,000 due to distributions paid to partners (including a $649,000 distribution from the sale in December 1995 of the Black Bob undeveloped land parcel) and capital expenditures in excess of cash flow from property operations. Distributions made during the three months ended September 30, 1996 totaled approximately $90,000, of which $83,000 was paid to the Unitholders and $7,000 to the General Partners. These distributions were funded from current and prior periods' property operations.

   A distribution is expected to be made later in November 1996 representing the net proceeds from the sale of the properties reduced by a contingency reserve and funds required to meet current and future operating costs until the liquidation of the Partnership. The Partnership intends to sell its remaining land parcels and liquidate in 1997 and will distribute any remaining funds at such time.

Results of Operations

   Average occupancy rates at the improved properties for the nine months ended September 30, 1996 and 1995 were as follows:

                                                                           September 30,
                                                                         -----------------
         Property                                                         1996       1995
         ---------------------------------------------------------------------------------
         Airport South Business Center                                     97.8%      99.4%
         Big A Mini-Warehouse                                              50.8       54.7
         Downtown Business Center                                          98.3       99.6
         Towneast Business Center                                          96.8       97.4
         Dale City                                                         95.2       97.6
         ---------------------------------------------------------------------------------

           (Average occupancy rates are calculated by averaging the monthly occupancies determined by dividing occupied square footage by available square footage as  of each month-end.)

   Net income decreased by approximately $337,000 and $316,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 for the reasons discussed below.

   A provision for loss on impairment of assets of $300,000 was recorded for the quarter ended September 30, 1996 to reflect the Partnership's property held for sale at the lower of the carrying amount or the estimated fair value less costs to sell.

   Rental income decreased by approximately $27,000 and $2,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995. These decreases were primarily due to lower average occupancies at all five properties but were partially offset by increased rental income at Downtown Business Center and Towneast Business Center as a result of to higher commercial space rental rates.

   Other income decreased by approximately $32,000 and $10,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 as a result of the decreasing number of older leases that include charges to recover operating expenses.

   General and administrative expenses increased by approximately $392,000 and $135,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995. This variance was primarily due to the accrual of professional fees and other costs relating to the solicitation of the consent of the Unitholders for the sale of the properties.

   Property operating expenses increased by approximately $36,000 and $21,000 for the nine and three months ended September 30, 1996 as compared to the corresponding period in 1995 primarily due to increases in utilities and payroll expenses.

   Depreciation expense decreased by approximately $442,000 and $148,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and therefore no depreciation expense has been recorded for the nine and three months ended September 30, 1996. However, depreciation was recorded for income tax purposes.

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

Prudential-Bache/Watson & Taylor, Ltd.-4

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
    By: /s/ Eugene D. Burak                       Date: November 14, 1996
    -----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the
    Registrant