Form 10-K
period 1996-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD-4
filed 1997-03-28
CIK 780352

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:

                                     None
------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                Depositary Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of class)

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

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1996 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K.

   Amended and Restated Certificate and Agreement of Limited Partnership, included as part of the Registration Statement on Form S-11 (File No. 33-1213) filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

                               Index to exhibits can be found on pages 9 and 10.

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE ``SAFE HARBOR'' PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   When used in this Annual Report on Form 10-K, the words ``Believe'' ``Anticipates,'' ``Expects'' and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the ``Safe Harbor'' provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in ``Management's Discussion and Analysis of Financial Condition and Results of Operations.'' Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business..........................................................................    4
Item  2    Properties........................................................................    4
Item  3    Legal Proceedings.................................................................    5
Item  4    Submission of Matters to a Vote of Unitholders....................................    5

PART II
Item  5    Market for the Registrant's Units and Related Unitholder Matters..................    5
Item  6    Selected Financial Data...........................................................    6
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations......................................................................    6
Item  8    Financial Statements and Supplementary Data.......................................    6
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure......................................................................    6

PART III
Item 10    Directors and Executive Officers of the Registrant................................    6
Item 11    Executive Compensation............................................................    8
Item 12    Security Ownership of Certain Beneficial Owners and Management....................    8
Item 13    Certain Relationships and Related Transactions....................................    8

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           Financial Statements and Financial Statement Schedules............................    9
           Exhibits..........................................................................    9
           Reports on Form 8-K...............................................................   10
SIGNATURES...................................................................................   15

                                     PART I
Item 1. Business

General

   Prudential-Bache/Watson & Taylor, Ltd.-4 (the ``Registrant''), a Texas limited partnership, was formed on October 11, 1985 and will terminate in accordance with a vote of the Unitholders as described below. The Registrant was formed for the purpose of acquiring, developing, owning and operating business centers, retail shopping centers, mini-storage facilities and other similar commercial real estate and investing in unimproved commercial properties with proceeds raised from the initial sale of units of depositary units (``Units''). The Registrant's fiscal year for book and tax purposes ends on December 31.

   On December 15, 1995, the Management Committee of the Registrant determined to seek bids for all of the properties held by the Registrant. On June 13, 1996, the Registrant entered into a contract with Public Storage, Inc., the property manager of the Registrant's properties, for the sale of substantially all the Registrant's properties. This sale was subject to the approval by the Unitholders holding a majority of the depositary units and certain other conditions and potential price adjustments.

   In accordance with a consent statement dated September 17, 1996 (the ``Consent Statement''), the Unitholders approved, on October 18, 1996, the sale to Public Storage, Inc. of all five miniwarehouse facilities and four of the six undeveloped land parcels owned by the Registrant and the liquidation and dissolution of the Registrant. The five miniwarehouse facilities and three of the four undeveloped land parcels which were under contract were sold to Public Storage, Inc. and its affiliates on November 13, 1996. The Registrant received, in cash, gross sales proceeds of $12,030,000 reduced by certain selling expenses and pro-rations of approximately $440,000. The gross sales price was in excess of the appraised value of the properties. The fourth land parcel, Yancy Camp was sold to Public Storage, Inc. on December 19, 1996. The Registrant received in cash, gross sales proceeds of $175,000 reduced by certain selling expenses and pro-rations of approximately $7,000. The fifth land parcel, Dimension, a one-half acre of land, was sold for $5,000 to a third party on November 22, 1996. The Registrant continues to own the remaining undeveloped land parcel, Beltline Central, located in Addison, Texas. It is uncertain at this time as to when the sale of this property will occur.

   A distribution of $165 per depositary unit was made on November 26, 1996 representing substantially all of the net sales proceeds reduced by a contingency reserve and funds required to meet current and future operating costs until the liquidation of the Registrant. The Registrant intends to sell its remaining land parcel and liquidate in 1997 and will distribute any remaining funds at such time.

   For more information regarding the Consent Statement, see Item 4 Submission of Matters to a Vote of Limited Partners.

General Partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. (``PBP''), George S. Watson and A. Starke Taylor, III (collectively, the ``General Partners''). PBP is the Managing General Partner and is responsible for the day-to-day operations of the Registrant and its investments. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   As of December 31, 1996, the Registrant has sold all of its properties except for one undeveloped land parcel, Beltline Central, consisting of 0.77 acres located in Addison, Texas.

   For the years ended December 31, 1996, 1995 and 1994, respectively, the following properties' rental revenues exceeded 15% of the Registrant's total revenue:

                                       1996     1995     1994
                                       ----     ----     ----
Dale City                               40 %     39%      40%
Downtown Business Center                17       17       16
Airport South Business Center           18       17       16

   No single tenant accounted for 10% or more of the total revenue for any of the three years in the period ended December 31, 1996.

Item 3. Legal Proceedings

   None

Item 4. Submission of Matters to a Vote of Unitholders

   Pursuant to the Consent Statement dated September 17, 1996, the Unitholders of the Registrant approved, on October 18, 1996, the sale to Public Storage, Inc. of substantially all the Registrant's properties and the liquidation and dissolution of the Registrant. The vote was 41,032 Units or 61.7% in favor, 1,950 Units or 2.9% against and 987 Units or 1.5% abstaining. Reference is made to the Consent Statement dated September 17, 1996 which is incorporated by reference in Item 14.

                                    PART II

Item 5. Market for the Registrant's Units and Related Unitholder Matters

   As of March 3, 1997, there were 4,264 holders of record owning 66,555 Units. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section 18.2 of the Partnership Agreement limiting the ability of a Unitholder to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to Unitholders on or about 45 days after the end of the specified quarter and were made from current and previously undistributed cash generated by the operations of the Registrant's properties:

                      Quarter Ended                           1996      1995
                      ------------------------------------    -----     -----
                      March 31                                $1.25     $2.19
                      June 30                                  1.25      2.19
                      September 30                               --      2.19
                      December 31                                --      2.19

   A distribution of $9.75 per limited partnership unit was made in February 1996 representing all the net proceeds from the sale of the 150th and Black Bob property, an undeveloped land parcel.

   In addition, a distribution of $165 per limited partnership unit was made on November 26, 1996 representing substantially all of the net proceeds from the sale of substantially all the Registrant's properties, reduced by a contingency reserve and funds required to meet current and future operating costs until the liquidation of the Registrant. The Registrant intends to sell its remaining land parcel and liquidate in 1997 and will distribute any remaining funds at such time.

   All of the distributions paid to Unitholders during 1995 and primarily all of the distributions paid to Unitholders during 1996 represent a return of capital on a generally accepted accounting principles (GAAP) basis. Return of capital on a GAAP basis is calculated as Unitholder distributions less net income allocated to Unitholders.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                   Nine Months
                                      Ended                      Year ended December 31,
                                  September 30,   -----------------------------------------------------
                                      1996           1995          1994          1993          1992
                                  -------------   -----------   -----------   -----------   -----------
Total revenues                     $ 1,458,001    $ 2,027,520   $ 1,938,381   $ 1,787,959   $ 1,641,776
                                  -------------   -----------   -----------   -----------   -----------
                                  -------------   -----------   -----------   -----------   -----------
Provisions for loss on
  impairment of assets             $   300,000    $   900,000   $        --   $   800,000   $   484,000
                                  -------------   -----------   -----------   -----------   -----------
                                  -------------   -----------   -----------   -----------   -----------
Net income (loss)                  $  (121,250)   $  (717,009)  $   276,355   $  (667,213)  $  (688,472)
                                  -------------   -----------   -----------   -----------   -----------
                                  -------------   -----------   -----------   -----------   -----------
Unitholder income (loss) per
  Unit                             $     (1.99)   $    (11.51)  $      3.17   $    (10.75)  $    (10.76)
                                  -------------   -----------   -----------   -----------   -----------
                                  -------------   -----------   -----------   -----------   -----------
Total assets                       $12,760,473    $13,635,938   $14,858,287   $15,616,124   $16,885,088
                                  -------------   -----------   -----------   -----------   -----------
                                  -------------   -----------   -----------   -----------   -----------
Total distributions                $   988,370    $   633,475   $   805,171   $   669,167   $   464,438
                                  -------------   -----------   -----------   -----------   -----------
                                  -------------   -----------   -----------   -----------   -----------
Unitholder distributions per
  Unit                             $     14.44    $      8.76   $     11.13   $      9.25   $      6.42
                                  -------------   -----------   -----------   -----------   -----------
                                  -------------   -----------   -----------   -----------   -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to page 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance

   The Registrant, the Registrant's General Partners, PBP's directors and executive officers and any persons holding more than ten percent of the Registrant's Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such General Partners, executive officers, directors and other persons who own greater than ten percent of the Registrant's Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partners, PBP's directors and executive officers and other persons who own greater than ten percent of the Registrant's Units or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc., Managing General Partner

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

Name                            Position
Thomas F. Lynch, III            President, Chief Executive Officer, Chairman of the
                                  Board of Directors and Director
Barbara J. Brooks               Vice President--Finance and Chief Financial Officer
Eugene D. Burak                 Vice President and Chief Accounting Officer
Brian J. Martin                 Vice President
Frank W. Giordano               Director
Nathalie P. Maio                Director

   THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated (``PSI''), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 48, is the Vice President--Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   BRIAN J. MARTIN, age 46, is a Vice President of PBP. He is a Senior Vice President of PSI, which he joined in 1980. Mr. Martin is a Manager in the Specialty Finance Asset Management Group and also serves in various capacities for certain other affiliated companies. Mr. Martin is a member of the Pennsylvania Bar.

   FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 46, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Individual General Partners

   George S. Watson, age 56, is a financial specialist and a certified public accountant. He is also a member of the board of directors of Lyco Energy Corporation as well as the Advisory Council of the University of Texas Business School and a member of its Chancellor's Council. Mr. Watson attended the University of Texas in Austin, graduating summa cum laude in 1963 with a B.B.A. in accounting and finance. He received his M.B.A. in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic fraternity.

   A. Starke Taylor, III, age 53, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Active in the community, Mr. Taylor is the chairman of the board of Priority One, an international missionary organization, the founding chairman of the board of the Park Central Athletic Association, a member of the

Dallas regional board of the Salvation Army, and a board member of the Dallas Theological Seminary. Mr. Taylor was recognized in 1983 by D Magazine as one of Dallas's 10 most outstanding young business leaders.

   The two individual General Partners are not related.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to either individual General Partner or to directors and officers of the Managing General Partner for their services. Certain officers and directors of the Managing General Partner receive compensation from affiliates of the Managing General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the Managing General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. See also
Item 13 Certain Relationships and Related Transactions for information regarding reimbursement to the General Partners for services provided to the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 3, 1997, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

   As of March 3, 1997, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant. However, the General Partners have contributed to the Registrant and, based on such contribution, they received ``equivalent units'' entitling them to participate in the distributions to the limited partners and in the Registrant's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contributions of the limited partners. The Managing General Partner has retained its right to receive funds from the Registrant, such as General Partner distributions and reimbursement of expenses, but has waived its right to share in any limited partner cash distributions and allocations of Registrant's profits and losses based upon such equivalent units.

   As of March 3, 1997, no limited partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner during 1996.

   Reference is made to Notes A and E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                              Page
                                                                                           Number in
                                                                                         Annual Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)           1. Financial Statements and Report of Independent Auditors--Incorporated
                 by reference to the Registrant's Annual Report which is filed as an exhibit hereto
                 Report of Independent Auditors                                                2
                 Financial Statements:
                 Statement of Net Assets--December 31, 1996                                    3
                 Statement of Financial Condition--December 31, 1995                           3
                 Statement of Changes in Net Assets--Three months ended December 31,
                 1996                                                                          4
                 Statements of Operations--Nine months ended September 30, 1996 and
                 two years ended December 31, 1995                                             4
                 Statements of Changes in Partners' Capital--Nine months ended
                 September 30, 1996 and two years ended December 31, 1995                      5
                 Statements of Cash Flows--Nine months ended September 30, 1996 and
                 two years ended December 31, 1995                                             6
                 Notes to Financial Statements                                                 7
              2. Financial Statement Schedules and Consent of Independent Auditors
                 Consent of Independent Auditors
                 Schedules:
                 II--Valuation and Qualifying Accounts and Reserves--Three years ended
                 December 31, 1996
                 III--Real Estate and Accumulated Depreciation at December 31, 1996
                 Notes to Schedule III--Real Estate and Accumulated Depreciation
                 All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.
              3. Exhibits
                 Description:
            2.01 Consent Statement dated September 17, 1996 (1)
            3.01 Amended and Restated Certificate and Agreement of Limited Partnership
                 (2)
            3.02 Amendment Number 10 to the Amended and Restated Certificate and
                 Agreement of Limited Partnership (3)
            4.01 Certificate of Limited Partnership Interest (2)
            4.02 Depositary Receipt (2)
           10.01 Management Agreement (2)
           10.02 Depositary Agreement (2)
           10.03 Agreement Relating to General Partner Interests (2)
              13 Registrant's Annual Report to Unitholders for the year ended December
                 31, 1996 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's Annual Report is to be deemed filed as part of this report)

              27 Financial Data Schedule (filed herewith)
(b)              Reports on Form 8-K
                 No reports on Form 8-K were filed by the Registrant during the last quarter of the year covered by this report.

------------------
(1) Filed on the Registrant's Proxy Statement on Schedule 14A and incorporated herein by reference.

(2) Filed as an exhibit to Registration Statement on Form S-11 (No. 33-1213) and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

                        CONSENT OF INDEPENDENT AUDITORS

To the Partners
Prudential-Bache/Watson & Taylor, Ltd.-4

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-4 of our report dated February 7, 1997, included in the 1996 Annual Report to Limited Partners of
Prudential-Bache/Watson & Taylor, Ltd.-4.

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

/s/ Ernst & Young LLP
New York, New York
February 7, 1997

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
----------------------------------------------------------------------
Allowance for Loss on Impairment of Assets

                                                                   Deductions - Amounts
 Year Ended         Balance at          Additions - Amounts         Written-off During         Balance at
December 31,     Beginning of Year      Reserved During Year               Year                End of Year
-------------    -----------------      --------------------      ----------------------      -------------
    1994            $ 8,142,000               --                         --                   $   8,142,000
   1995(1)          $ 8,142,000                900,000                   --                   $   9,042,000
   1996(1)          $ 9,042,000                300,000                   (9,261,210)(2)       $      80,790 (3)
---------------------------------------------------------------------------------------------------------------

(1) The Registrant's properties were valued at the lower of the carrying amount or estimated fair value less costs to sell. As a result, a provision for loss on impairment of assets of $900,000 and $300,000 was recorded for the years ended December 31, 1995 and 1996, respectively.

(2) Applicable to property which was sold during the year.

(3) Shown as a direct deduction of carrying value of property.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996

                                     Initial cost to                                       Amount at which carried at
                                        Registrant                                                close of year
                                         (Note B)                  Costs         -----------------------------------------------
                               ----------------------------     capitalized                                         Permanent
                                                Buildings        subsequent                      Buildings        writedown of
                                                   and               to                             and          impaired assets
Description (Note A)              Land         improvements     acquisition         Land        improvements      (Notes C & D)
---------------------------    -----------     ------------     ------------     ----------     ------------     ---------------
UNIMPROVED PROPERTY
Beltline Central               $   505,790     $         --               --     $  505,790       $     --          $  80,790
  (Addison, TX)
                               -----------     ------------     ------------     ----------     ------------     ---------------
                               $   505,790     $         --     $         --     $  505,790       $     --          $  80,790
                               -----------     ------------     ------------     ----------     ------------     ---------------
                               -----------     ------------     ------------     ----------     ------------     ---------------
--------------------------------------------------------------------------------------------------------------------------------

                                  See notes on the following page

                               Total          Date
Description (Note A)          (Note C)      acquired
---------------------------  ----------     --------
UNIMPROVED PROPERTY
Beltline Central             $  425,000       1986
  (Addison, TX)
                             ----------
                             $  425,000
                             ----------
                             ----------
-------------------------------------------------------------

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                             NOTES TO SCHEDULE III
                               December 31, 1996

NOTE A--There are no mortgages, deeds of trust or similar encumbrances against the remaining property.

NOTE B--Initial cost represents the initial purchase price of the property including acquisition fees.

NOTE C--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE OWNED

                                                           Year ended December 31,
                                                  -----------------------------------------
                                                     1996           1995           1994
                                                  -----------    -----------    -----------
Balance at beginning of year...................   $27,042,522    $27,616,465    $27,558,067
Allocation of accumulated depreciation
  against the carrying amount of the
  properties based upon the reclassification
  of the properties as held for sale...........    (5,823,784)            --             --
Allocation of allowance for loss on impairment
  of assets against the carrying amount of the
  properties based upon the reclassification of
  the properties as held for sale (2)..........    (9,342,000)            --             --
Additions during year-property improvements....       160,214        136,241         58,398
Deductions during year-costs of properties sold
  (1)..........................................   (11,611,952)      (710,184)            --
                                                  -----------    -----------    -----------
Balance at close of year.......................   $   425,000    $27,042,522    $27,616,465
                                                  -----------    -----------    -----------
                                                  -----------    -----------    -----------

   (1) In December 1995, the Registrant sold the 150th & Black Bob property, an undeveloped land parcel. In November and December 1996, the Registrant sold all of its remaining properties except for Beltline Central, an undeveloped land parcel.
   (2) During 1996, an allowance for loss on impairment of assets of $300,000 was provided for, bringing the total allowance on the above assets to $9,342,000. See Note C to the financial statements of the Registrant's Annual Report filed as an exhibit hereto.
   The aggregate cost of land for Federal income tax purposes as of December 31, 1996 was $596,000.
NOTE D--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION

                                                           Year ended December 31,
                                                  -----------------------------------------
                                                     1996           1995           1994
                                                  -----------    -----------    -----------
Balance at beginning of year...................   $ 5,823,784    $ 5,233,140    $ 4,616,561
Depreciation during the year charged to
  expense......................................            --        590,644        616,579
Allocation of accumulated depreciation against
  the carrying amount of the properties based
  upon the reclassification of the properties
  as held for sale.............................    (5,823,784)            --             --
                                                  -----------    -----------    -----------
Balance at close of year.......................   $        --    $ 5,823,784    $ 5,233,140
                                                  -----------    -----------    -----------
                                                  -----------    -----------    -----------
   The Partnership ceased depreciating the properties for financial reporting purposes when the properties were reclassified as held for sale as of December 31, 1995.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-4

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner
    By: /s/ Eugene D. Burak                      Date: March 27, 1997
    ----------------------------------------
    Eugene D. Burak
    Vice President and
    Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner
    By: /s/ Thomas F. Lynch, III                  Date: March 27, 1997
    -----------------------------------------
    Thomas F. Lynch, III
    President, Chief Executive Officer,
    Chairman of the Board of Directors and
    Director
    By: /s/ Barbara J. Brooks                     Date: March 27, 1997
    -----------------------------------------
    Barbara J. Brooks
    Vice President-Finance and
    Chief Financial Officer
    By: /s/ Eugene D. Burak                       Date: March 27, 1997
    -----------------------------------------
    Eugene D. Burak
    Vice President
    By: /s/ Frank W. Giordano                     Date: March 27, 1997
    -----------------------------------------
    Frank W. Giordano
    Director
    By: /s/ Nathalie P. Maio                      Date: March 27, 1997
    -----------------------------------------
    Nathalie P. Maio
    Director
                                       15