Form 10-Q
period 1997-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD-4
filed 1997-05-15
CIK 780352

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-15381

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                           75-2083046
--------------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)    (I.R.S. Employer Identification No.)

One Seaport Plaza, New York, N.Y.               10292-0116
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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENTS OF NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                           1997            1996
---------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                               $1,237,956      $1,409,327
Property held for sale                                                     425,000         425,000
                                                                        ----------     ------------
Total assets                                                             1,662,956       1,834,327
                                                                        ----------     ------------
LIABILITIES
Estimated liquidation costs                                                223,000         226,000
Other liabilities                                                           82,792         130,796
Due to affiliates                                                           25,720          44,287
                                                                        ----------     ------------
Total liabilities                                                          331,512         401,083
                                                                        ----------     ------------
Net assets available to unitholders and general partners                $1,331,444      $1,433,244
                                                                        ----------     ------------
                                                                        ----------     ------------
Depositary units issued and outstanding                                     66,555          66,555
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                            GENERAL
                                                            UNITHOLDERS     PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1996                $1,225,362      $207,882     $1,433,244
Changes in estimated liquidation values of assets and
  liabilities                                                  106,082      (207,882)      (101,800)
                                                            -----------     --------     ----------
Net assets in liquidation--March 31, 1997                   $1,331,444      $ --         $1,331,444
                                                            -----------     --------     ----------
                                                            -----------     --------     ----------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENT OF OPERATIONS
                             (going concern basis)
                                  (Unaudited)

                                                                                      Three Months
                                                                                         Ended
                                                                                       March 31,
                                                                                          1996
--------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                                           $463,611
Interest                                                                                   6,984
Other                                                                                      5,675
                                                                                      ------------
                                                                                         476,270
                                                                                      ------------
EXPENSES
Property operating                                                                       182,375
General and administrative                                                               150,144
Real estate taxes                                                                         48,267
                                                                                      ------------
                                                                                         380,786
                                                                                      ------------
Net income                                                                              $ 95,484
                                                                                      ------------
                                                                                      ------------
ALLOCATION OF NET INCOME
Unitholders                                                                             $ 87,845
                                                                                      ------------
                                                                                      ------------
General partners                                                                        $  7,639
                                                                                      ------------
                                                                                      ------------
Net income per depositary unit                                                          $   1.32
                                                                                      ------------
                                                                                      ------------
--------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of this statement

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENT OF CASH FLOWS
                             (going concern basis)
                                  (Unaudited)

                                                                                      Three Months
                                                                                         Ended
                                                                                       March 31,
                                                                                          1996
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                                    $  478,513
Interest received                                                                           6,984
Other income received                                                                       5,675
Property operating expenses paid                                                         (203,101)
Real estate taxes paid                                                                   (100,288)
General and administrative expenses paid                                                 (132,796)
                                                                                      ------------
Net cash provided by operating activities                                                  54,987
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                                    (117,655)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                                           (807,328)
                                                                                      ------------
Net decrease in cash and cash equivalents                                                (869,996)
Cash and cash equivalents at beginning of period                                        1,450,040
                                                                                      ------------
Cash and cash equivalents at end of period                                             $  580,044
                                                                                      ------------
                                                                                      ------------
--------------------------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                             $   95,484
                                                                                      ------------
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Other assets                                                                                7,085
Accounts payable and accrued expenses                                                      32,292
Due to affiliates                                                                         (35,670)
Accrued real estate taxes                                                                 (52,021)
Unearned rental income                                                                     12,861
Deposits due to tenants                                                                    (5,044)
                                                                                      ------------
Total adjustments                                                                         (40,497)
                                                                                      ------------
Net cash provided by operating activities                                              $   54,987
                                                                                      ------------
                                                                                      ------------
--------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of this statement

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended March 31, 1997 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-4 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

   Net assets at March 31, 1997 have been adjusted to properly reflect the allocation of limited partners' and General Partners' capital in anticipation of the liquidation of the Partnership.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management (including direct management of the Partnership's unimproved property), investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the three months ended March 31, 1996 were approximately $34,000.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded approximately $1,000 for the three months ended March 31, 1996 relating to the reimbursement of these services.

   Estimated liquidation costs payable to the General Partners and their affiliates were approximately $138,000 as of March 31, 1997 and December 31, 1996.

   Prudential Securities Incorporated, an affiliate of PBP, owns 391 depositary units at March 31, 1997.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   In accordance with the Consent Statement dated September 17, 1996, the Unitholders approved, on October 18, 1996, the sale to Public Storage, Inc. of all five miniwarehouse facilities and four of the six undeveloped land parcels owned by the Partnership and the liquidation and dissolution of the Partnership. The five miniwarehouse facilities and three of the four undeveloped land parcels which were under contract were sold to Public Storage, Inc. and its affiliates on November 13, 1996. The fourth undeveloped land parcel, Yancy Camp, was sold to Public Storage, Inc. on December 19, 1996 and a fifth land parcel, Dimension, was sold to a third party on November 22, 1996. The Partnership continues to own the remaining undeveloped land parcel, Beltline Central, located in Addison, Texas. It is uncertain at this time as to when the sale of this property will occur.

   A distribution of $165 per limited partnership unit was made on November 26, 1996 representing the net sales proceeds reduced by a contingency reserve and funds required to meet the anticipated current and future operating costs until the liquidation of the Partnership. The Partnership intends to liquidate in 1997, subject to the prior sale of the remaining undeveloped land parcel, and will distribute any remaining funds at such time. In accordance with the Partnership Agreement, such distributions to partners will be made based upon each partner's capital account for Federal income tax purposes. Estimated costs expected to be incurred through the date of liquidation of the Partnership have been accrued in the accompanying financial statements.

Results of Operations

   As a result of the Partnership adopting liquidation accounting in accordance with generally accepted accounting principles as of October 1, 1996 and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding 1997 and 1996 periods.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--None

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information

         Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

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

         27.1 Financial Data Schedule (filed herewith)

       (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-4

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner

     By: /s/ Eugene D. Burak                      Date: May 15, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant