Form 10-Q
period 1997-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD-4
filed 1997-08-14
CIK 780352

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-15381

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                           75-2083046
--------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

One Seaport Plaza, New York, N.Y.               10292-0128
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
                          (in process of liquidation)
                                  (Unaudited)

                                                                         June 30,      December 31,
                                                                           1997            1996
---------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                               $1,198,601      $1,409,327
Property held for sale                                                     425,000         425,000
                                                                        ----------     ------------
Total assets                                                             1,623,601       1,834,327
                                                                        ----------     ------------
LIABILITIES
Estimated liquidation costs                                                209,000         226,000
Other liabilities                                                           42,299         130,796
Due to affiliates                                                           21,436          44,287
                                                                        ----------     ------------
Total liabilities                                                          272,735         401,083
                                                                        ----------     ------------
Net assets available to unitholders and general partners                $1,350,866      $1,433,244
                                                                        ----------     ------------
                                                                        ----------     ------------
Depositary units issued and outstanding                                     66,555          66,555
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                            GENERAL
                                                            UNITHOLDERS     PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1996                $1,225,362      $207,882     $1,433,244
Changes in estimated liquidation values of assets and
  liabilities                                                  125,504      (207,882)       (82,378)
                                                            -----------     --------     ----------
Net assets in liquidation--June 30, 1997                    $1,350,866      $    --      $1,350,866
                                                            -----------     --------     ----------
                                                            -----------     --------     ----------
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

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENT OF OPERATIONS
                             (going concern basis)
                                  (Unaudited)

                                                                        Six Months      Three Months
                                                                           Ended           Ended
                                                                         June 30,         June 30,
                                                                           1996             1996
----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                            $ 938,242        $474,631
Interest                                                                    10,236           3,252
Other                                                                       11,865           6,190
                                                                        -----------     ------------
                                                                           960,343         484,073
                                                                        -----------     ------------
EXPENSES
Property operating                                                         338,399         156,024
General and administrative                                                 397,650         247,506
Real estate taxes                                                           93,605          45,338
                                                                        -----------     ------------
                                                                           829,654         448,868
                                                                        -----------     ------------
Net income                                                               $ 130,689        $ 35,205
                                                                        -----------     ------------
                                                                        -----------     ------------
ALLOCATION OF NET INCOME
Unitholders                                                              $ 120,234        $ 32,389
                                                                        -----------     ------------
                                                                        -----------     ------------
General partners                                                         $  10,455        $  2,816
                                                                        -----------     ------------
                                                                        -----------     ------------
Net income per depositary unit                                           $    1.81        $    .49
                                                                        -----------     ------------
                                                                        -----------     ------------
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

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENT OF CASH FLOWS
                             (going concern basis)
                                  (Unaudited)

                                                                                      Six Months
                                                                                         Ended
                                                                                       June 30,
                                                                                         1996
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                                   $  947,797
Interest received                                                                         10,236
Other income received                                                                     11,865
Property operating expenses paid                                                        (198,548)
Real estate taxes paid                                                                  (134,036)
General and administrative expenses paid                                                (209,448)
                                                                                      -----------
Net cash provided by operating activities                                                427,866
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                                   (120,522)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                                          (897,959)
                                                                                      -----------
Net decrease in cash and cash equivalents                                               (590,615)
Cash and cash equivalents at beginning of period                                       1,450,040
                                                                                      -----------
Cash and cash equivalents at end of period                                            $  859,425
                                                                                      -----------
                                                                                      -----------
-------------------------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                            $  130,689
                                                                                      -----------
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Other assets                                                                                (771)
Accounts payable and accrued expenses                                                    320,684
Due to affiliates                                                                          7,369
Accrued real estate taxes                                                                (40,431)
Unearned rental income                                                                     7,586
Deposits due to tenants                                                                    2,740
                                                                                      -----------
Total adjustments                                                                        297,177
                                                                                      -----------
Net cash provided by operating activities                                             $  427,866
                                                                                      -----------
                                                                                      -----------
-------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of this statement

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended June 30, 1997 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-4 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

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

   Net assets at June 30, 1997 have been adjusted to properly reflect the allocation of limited partners' and General Partners' capital in anticipation of the liquidation of the Partnership.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management (including direct management of the Partnership's unimproved property), investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the six and three months ended June 30, 1996 were approximately $66,000 and $32,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded approximately $22,000 and $21,000 for the six and three months ended June 30, 1996, respectively, relating to the reimbursement of these services.

   Estimated liquidation costs payable to the General Partners and their affiliates were approximately $138,000 as of June 30, 1997 and December 31, 1996.

   Prudential Securities Incorporated, an affiliate of PBP, owns 391 depositary units at June 30, 1997.

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

Prudential-Bache/Watson & Taylor, Ltd.-4

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner

     By: /s/ Eugene D. Burak                      Date: August 14, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant