Form 10-Q
period 1997-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD-4
filed 1997-11-14
CIK 780352

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997

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
                          (in process of liquidation)
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $ 1,124,442       $1,409,327
Property held for sale                                                     300,000          425,000
                                                                      -------------     ------------
Total assets                                                             1,424,442        1,834,327
                                                                      -------------     ------------
LIABILITIES
Estimated liquidation costs                                                181,221          401,083
                                                                      -------------     ------------
Net assets available to unitholders and general partners               $ 1,243,221       $1,433,244
                                                                      -------------     ------------
                                                                      -------------     ------------
Depositary units issued and outstanding                                     66,555           66,555
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                            GENERAL
                                                            UNITHOLDERS     PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1996                $1,225,362      $207,882     $1,433,244
Changes in estimated liquidation values of assets and
  liabilities                                                   17,859      (207,882)      (190,023)
                                                            -----------     --------     ----------
Net assets in liquidation--September 30, 1997               $1,243,221      $    --      $1,243,221
                                                            -----------     --------     ----------
                                                            -----------     --------     ----------
---------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENT OF OPERATIONS
                             (going concern basis)
                                  (Unaudited)

                                                                      Nine Months        Three Months
                                                                         Ended              Ended
                                                                     September 30,      September 30,
                                                                          1996               1996
------------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                          $1,425,875         $  487,633
Interest                                                                   14,596              4,360
Other                                                                      17,530              5,665
                                                                     --------------     --------------
                                                                        1,458,001            497,658
                                                                     --------------     --------------
EXPENSES
Property operating                                                        511,059            172,660
General and administrative                                                623,949            226,299
Real estate taxes                                                         144,243             50,638
Provision for loss on impairment of assets                                300,000            300,000
                                                                     --------------     --------------
                                                                        1,579,251            749,597
                                                                     --------------     --------------
Net loss                                                               $ (121,250)        $ (251,939)
                                                                     --------------     --------------
                                                                     --------------     --------------
ALLOCATION OF NET LOSS
Unitholders                                                            $ (132,550)        $ (252,784)
                                                                     --------------     --------------
                                                                     --------------     --------------
General partners                                                       $   11,300         $      845
                                                                     --------------     --------------
                                                                     --------------     --------------
Net loss per depositary unit                                           $    (1.99)        $    (3.80)
                                                                     --------------     --------------
                                                                     --------------     --------------
------------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                            STATEMENT OF CASH FLOWS
                             (going concern basis)
                                  (Unaudited)

                                                                                      Nine Months
                                                                                         Ended
                                                                                     September 30,
                                                                                          1996
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                                    $1,429,223
Interest received                                                                          14,596
Other income received                                                                      17,530
Property operating expenses paid                                                         (499,540)
General and administrative expenses paid                                                 (425,061)
Real estate taxes paid                                                                   (138,605)
                                                                                     --------------
Net cash provided by operating activities                                                 398,143
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                                    (146,597)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                                           (988,370)
                                                                                     --------------
Net decrease in cash and cash equivalents                                                (736,824)
Cash and cash equivalents at beginning of period                                        1,450,040
                                                                                     --------------
Cash and cash equivalents at end of period                                             $  713,216
                                                                                     --------------
                                                                                     --------------
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net loss                                                                               $ (121,250)
                                                                                     --------------
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loss on impairment of assets                                                300,000
Changes in:
Other assets                                                                              (14,762)
Accounts payable and accrued expenses                                                     245,982
Accrued real estate taxes                                                                   5,638
Due to affiliates                                                                         (35,575)
Deposits due to tenants                                                                    12,213
Unearned rental income                                                                      5,897
                                                                                     --------------
Total adjustments                                                                         519,393
                                                                                     --------------
Net cash provided by operating activities                                              $  398,143
                                                                                     --------------
                                                                                     --------------
---------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of this statement

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended September 30, 1997 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-4 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. Certain balances from prior periods have been reclassified to conform with the current financial statement presentation.

   The Partnership continues to own an undeveloped land parcel, Beltline Central, located in Addison, Texas. Based upon comparable land sales in the area, the Partnership has adjusted the carrying value of the property to $300,000 as of September 30, 1997. The Partnership has not yet identified a buyer for the property and it is unlikely that a sale will be consummated before the end of the year. The Partnership plans to sell the property as soon as possible in 1998.

   Net assets at September 30, 1997 have been adjusted to properly reflect the allocation of limited partners' and General Partners' capital in anticipation of the liquidation of the Partnership.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management (including direct management of the Partnership's unimproved property), investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the nine and three months ended September 30, 1996 were approximately $93,000 and $27,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative functions on behalf of the Partnership. The Partnership recorded approximately $26,000 and $4,000 for the nine and three months ended September 30, 1996, respectively, relating to the reimbursement of these services.

   Estimated liquidation costs payable to the General Partners and their affiliates were approximately $101,000 and $182,000 as of September 30, 1997 and December 31, 1996, respectively.

   Prudential Securities Incorporated, an affiliate of PBP, owns 391 depositary units at September 30, 1997.

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

   The Partnership continues to own an undeveloped land parcel, Beltline Central, located in Addison, Texas. Based upon comparable land sales in the area, the Partnership has adjusted the carrying value of the property to $300,000 as of September 30, 1997. The Partnership has not yet identified a buyer for the property and it is unlikely that a sale will be consummated before the end of the year. The Partnership plans to sell the property as soon as possible in 1998.

   A distribution of $165 per limited partnership unit was made on November 26, 1996 representing the net sales proceeds reduced by a contingency reserve and funds required to meet the anticipated current and future operating costs until the liquidation of the Partnership. The Partnership intends to liquidate in 1998, subject to the prior sale of the remaining undeveloped land parcel, and will distribute any remaining funds at such time. In accordance with the Partnership Agreement, such distributions to partners will be made based upon each partner's capital account for Federal income tax purposes. Estimated costs expected to be incurred through the date of liquidation of the Partnership have been accrued in the accompanying financial statements.

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

Prudential-Bache/Watson & Taylor, Ltd.-4

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner

     By: /s/ Eugene D. Burak                      Date: November 14, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant