Form 10-K
period 1997-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD-4
filed 1998-03-31
CIK 780352

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

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

Registrant's telephone number, including area code (212) 214-3500

Securities registered pursuant to Section 12(b) of the Act:

                                               None
-----------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                Depositary Units of Limited Partnership Interest
-----------------------------------------------------------------------
                                (Title of class)

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

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1997 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K.

   Amended and Restated Certificate and Agreement of Limited Partnership, included as part of the Registration Statement on Form S-11 (File No. 33-1213) filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

                                Index to exhibits can be found on pages 8 and 9.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business..........................................................................    3
Item  2    Properties........................................................................    4
Item  3    Legal Proceedings.................................................................    4
Item  4    Submission of Matters to a Vote of Unitholders....................................    4

PART II
Item  5    Market for the Registrant's Units and Related Unitholder Matters..................    4
Item  6    Selected Financial Data...........................................................    5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations......................................................................    5
Item  8    Financial Statements and Supplementary Data.......................................    5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure......................................................................    5

PART III
Item 10    Directors and Executive Officers of the Registrant................................    5
Item 11    Executive Compensation............................................................    7
Item 12    Security Ownership of Certain Beneficial Owners and Management....................    7
Item 13    Certain Relationships and Related Transactions....................................    7

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................    8
           Financial Statements and Financial Statement Schedules............................    8
           Exhibits..........................................................................    8
           Reports on Form 8-K...............................................................    9
SIGNATURES...................................................................................   14

                                     PART I

Item 1. Business

General

   Prudential-Bache/Watson & Taylor, Ltd.-4 (the 'Registrant'), a Texas limited partnership, was formed on October 11, 1985 and will terminate in accordance with a vote of the Unitholders as described below. The Registrant was formed for the purpose of acquiring, developing, owning and operating business centers, retail shopping centers, mini-storage facilities and other similar commercial real estate and investing in unimproved commercial properties with proceeds raised from the initial sale of depositary units ('Units'). The Registrant's fiscal year for book and tax purposes ends on December 31.

   On December 15, 1995, the Management Committee of the Registrant determined to seek bids for all the properties held by the Registrant. On June 13, 1996, the Registrant entered into a contract with Public Storage, Inc., the property manager of the Registrant's properties, for the sale of substantially all the Registrant's properties. This sale was subject to the approval by the Unitholders holding a majority of the depositary units and certain other conditions and potential price adjustments.

   In accordance with a consent statement dated September 17, 1996 the Unitholders approved, on October 18, 1996, the sale to Public Storage, Inc. of all five miniwarehouse facilities and four of the six undeveloped land parcels owned by the Registrant and the liquidation and dissolution of the Registrant. The five miniwarehouse facilities and three of the four undeveloped land parcels which were under contract were sold to Public Storage, Inc. and its affiliates on November 13, 1996. The Registrant received, in cash, gross sales proceeds of $12,030,000 reduced by certain selling expenses and pro rations of approximately $440,000. The gross sales price was in excess of the appraised value of the properties. The fourth land parcel, Yancy Camp was sold to Public Storage, Inc. on December 19, 1996. The Registrant received in cash, gross sales proceeds of $175,000 reduced by certain selling expenses and pro rations of approximately $7,000. The fifth land parcel, Dimension, a one-half acre of land, was sold for $5,000 to a third party on November 22, 1996. The Registrant continues to own the remaining undeveloped land parcel, Beltline Central, located in Addison, Texas.

   A distribution of $165 per depositary unit was made on November 26, 1996 representing substantially all of the net sales proceeds reduced by a contingency reserve and funds required to meet the anticipated current and future operating costs until the liquidation of the Registrant.

   On March 25, 1998, the Registrant entered into an agreement to sell the Beltline Central property to a third party buyer. The purchase price for the property is approximately $390,000 less certain closing costs. The sale is subject to certain contingencies, including a thirty-day due diligence period for the buyer to evaluate the property and complete a feasibility study, and the agreement may be terminated in certain circumstances as defined in the agreement. There can be no assurance as to when or whether a closing on the property will occur.

   After the consummation of the proposed sale of the Beltline Central property, the Registrant will have sold all of its real properties, in accordance with the plan of liquidation previously approved by the Unitholders. The Registrant will review its liabilities, set aside amounts needed to dissolve the Registrant's liabilities and will then liquidate the Registrant as soon as practicable thereafter.

General Partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. ('PBP'), George S. Watson and A. Starke Taylor, III (collectively, the 'General Partners'). PBP is the Managing General Partner and is responsible for the day-to-day operations of the Registrant and its investments. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   As of December 31, 1997, the Registrant has sold all of its properties except for one undeveloped land parcel, Beltline Central, consisting of 0.77 acres located in Addison, Texas.

Item 3. Legal Proceedings

   None

Item 4. Submission of Matters to a Vote of Unitholders

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Unitholder Matters

   As of March 5, 1998, there were 4,262 holders of record owning 66,555 Units. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section 18.2 of the Partnership Agreement limiting the ability of a Unitholder to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to Unitholders on or about 45 days after the end of the specified quarter and were made from current and previously undistributed cash generated by the operations of the Registrant's properties:

                      Quarter Ended                           1997      1996
                      ------------------------------------    -----     -----
                      March 31                                $  --     $1.25
                      June 30                                    --      1.25
                      September 30                               --        --
                      December 31                                --        --

   A distribution of $9.75 per limited partnership unit was made in February 1996 representing all the net proceeds from the sale of the 150th and Black Bob property, an undeveloped land parcel.

   In addition, a distribution of $165 per limited partnership unit was made on November 26, 1996 representing substantially all of the net proceeds from the sale of substantially all the Registrant's properties, reduced by a contingency reserve and funds required to meet the anticipated current and future operating costs until the liquidation of the Registrant. The Registrant intends to sell its remaining land parcel and liquidate in 1998 and will distribute any remaining funds at such time.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 8 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                               Nine Months*
                                                   Ended               Year ended December 31,
                                               September 30,   ---------------------------------------
                                                   1996           1995          1994          1993
                                               -------------   -----------   -----------   -----------
Total revenues                                  $ 1,458,001    $ 2,027,520   $ 1,938,381   $ 1,787,959
                                               -------------   -----------   -----------   -----------
                                               -------------   -----------   -----------   -----------
Provisions for loss on impairment
  of assets                                     $   300,000    $   900,000   $   --        $   800,000
                                               -------------   -----------   -----------   -----------
                                               -------------   -----------   -----------   -----------
Net income (loss)                               $  (121,250)   $  (717,009)  $   276,355   $  (667,213)
                                               -------------   -----------   -----------   -----------
                                               -------------   -----------   -----------   -----------
Unitholder income (loss) per Unit               $     (1.99)   $    (11.51)  $      3.17   $    (10.75)
                                               -------------   -----------   -----------   -----------
                                               -------------   -----------   -----------   -----------
Total assets                                    $12,760,473    $13,635,938   $14,858,287   $15,616,124
                                               -------------   -----------   -----------   -----------
                                               -------------   -----------   -----------   -----------
Total distributions                             $   988,370    $   633,475   $   805,171   $   669,167
                                               -------------   -----------   -----------   -----------
                                               -------------   -----------   -----------   -----------
Unitholder distributions per Unit               $     14.44    $      8.76   $     11.13   $      9.25
                                               -------------   -----------   -----------   -----------
                                               -------------   -----------   -----------   -----------

* As of October 1, 1996, the Partnership adopted the liquidation basis of accounting in accordance with generally accepted accounting principles and, therefore, there is no reporting of results of operations for the three months ended December 31, 1996 and for the year ended December 31, 1997. Total assets at December 31, 1996 and 1997 were $1,834,327 and $1,400,303, respectively

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to page 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 8 of the Registrant's Annual Report which is filed as an exhibit hereto.

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

Prudential-Bache Properties, Inc., Managing General Partner

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

Name                            Position
Brian J. Martin                 President, Chief Executive Officer,
                                  Chairman of the Board of Directors
                                  and Director
Barbara J. Brooks               Vice President--Finance and Chief
                                   Financial Officer
Eugene D. Burak                 Vice President and Chief Accounting Officer
Frank W. Giordano               Director
Nathalie P. Maio                Director

   BRIAN J. MARTIN, age 47, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ('PSI'), an affiliate of PBP. Mr. Martin also serves in various capacities for certain other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

   BARBARA J. BROOKS, age 49, is the Vice President--Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 52, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   FRANK W. GIORDANO, age 55, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 47, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and a Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and a Director of Prudential-Bache Properties, Inc.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Individual General Partners

   GEORGE S. WATSON, age 57, is a financial specialist and a certified public accountant. He has been instrumental in the success of The Community Minority Business Advancement Program sponsored by the University of Texas at Austin College and Graduate Schools of Business. Mr. Watson is a member of the Advisory Council of the University of Texas at Austin Business School and a member of its Chancellor's Council. Mr. Watson attended the University of Texas at Austin, graduating summa cum laude in 1963 with a BBA in accounting and finance. He received his MBA in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He also has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic society. Mr. Watson has over 25 years of experience in real estate and financial investments.

   A. STARKE TAYLOR, III, age 54, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Mr. Taylor is a member of the boards of the Dallas Theological Seminary and the Northeast Texas Regional Board of Young Life. He is president of Sovereign Corporation, a business investment and finance organization. Mr. Taylor has over 25 years of experience in real estate, insurance and financial investments.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 5, 1998, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

   As of March 5, 1998, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 5, 1998, no limited partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner during 1997.

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

                 Report of Independent Auditors                                                2
                 Financial Statements:
                 Statements of Net Assets--December 31, 1997 and 1996                          3
                 Statements of Changes in Net Assets--Year ended December 31, 1997 and
                 three months ended December 31, 1996                                          3
                 Statements of Operations--Nine months ended September 30, 1996 and
                 year ended December 31, 1995                                                  4
                 Statements of Changes in Partners' Capital--Nine months ended
                 September 30, 1996 and year ended December 31, 1995                           4
                 Statements of Cash Flows--Nine months ended September 30, 1996 and
                 year ended December 31, 1995                                                  5
                 Notes to Financial Statements                                                 6

              2. Financial Statement Schedules and Consent of Independent Auditors
                 Consent of Independent Auditors
                 Schedules:
                 II-- Valuation and Qualifying Accounts and Reserves--Three years ended December 31, 1997
                 III--Real Estate and Accumulated Depreciation at December 31, 1997
                 Notes to Schedule III--Real Estate and Accumulated Depreciation
                 All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.

              3. Exhibits
                 Description:
            2.01 Consent Statement dated September 17, 1996 (1)
            3.01 Amended and Restated Certificate and Agreement of Limited Partnership
                 (2)
            3.02 Amendment Number 10 to the Amended and Restated Certificate and
                 Agreement of Limited Partnership (3)
            4.01 Certificate of Limited Partnership Interest (2)
            4.02 Depositary Receipt (2)
           10.01 Management Agreement (2)
           10.02 Depositary Agreement (2)
           10.03 Agreement Relating to General Partner Interests (2)
           10.04 Sales Contract dated March 25, 1998 by and between the Registrant and
                 Dimex Beltline, LLC, a Texas limited liability company (filed herewith)

           13.01 Registrant's Annual Report to Unitholders for the year ended December
                 31, 1997 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's Annual Report is to be deemed filed as part of this report)
              27 Financial Data Schedule (filed herewith)
(b)              Reports on Form 8-K--None

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

                        CONSENT OF INDEPENDENT AUDITORS

To the Partners
Prudential-Bache/Watson & Taylor, Ltd.-4

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-4 of our report dated February 18, 1998, except for Note G as to which the date is March 25, 1998, included in the 1997 Annual Report to Limited Partners of Prudential-Bache/Watson & Taylor, Ltd.-4.

Our report also included the financial statement schedules of Prudential-Bache/Watson & Taylor, Ltd.-4 listed in Item 14(a). These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
New York, New York
March 30, 1998

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

---------------------------------------------------------------------------------------------------------------
Allowance for Loss on Impairment of Assets

                                                                   Deductions - Amounts
 Year Ended         Balance at          Additions - Amounts         Written-off During         Balance at
December 31,     Beginning of Year      Reserved During Year               Year                End of Year
-------------    -----------------      --------------------      ----------------------      -------------
   1995(1)          $ 8,142,000                900,000                   --                   $   9,042,000
   1996(1)          $ 9,042,000                300,000                   (9,261,210)(2)       $      80,790 (3)
   1997(1)          $    80,790                125,000                   --                   $     205,790 (3)
---------------------------------------------------------------------------------------------------------------

(1) The Registrant's properties were valued at the lower of the carrying amount or estimated fair value less costs to sell. As a result, a provision for loss on impairment of assets of $900,000, $300,000 and $125,000 was recorded for the years ended December 31, 1995, 1996 and 1997, respectively.

(2) Applicable to property which was sold during the year.

(3) Shown as a direct deduction of carrying value of property held for sale.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997

                                     Initial cost to                                       Amount at which carried at
                                        Registrant                                                close of year
                                         (Note B)                  Costs         -----------------------------------------------
                               ----------------------------     capitalized                                         Permanent
                                                Buildings        subsequent                      Buildings        writedown of
                                                   and               to                             and          impaired assets
Description (Note A)              Land         improvements     acquisition         Land        improvements      (Notes C & D)
---------------------------    -----------     ------------     ------------     ----------     ------------     ---------------
UNIMPROVED PROPERTY
Beltline Central
  (Addison, TX)                $   505,790     $         --               --     $  505,790       $     --          $ 205,790
                               -----------     ------------     ------------     ----------     ------------     ---------------
                               -----------     ------------     ------------     ----------     ------------     ---------------
--------------------------------------------------------------------------------------------------------------------------------
                                                See notes on the following page
                              Total         Date
Description (Note A)         (Note C)     acquired
---------------------------  --------     --------
UNIMPROVED PROPERTY
Beltline Central
  (Addison, TX)              $300,000       1986
                             --------
                             --------
-----------------------------------------------------------

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                             NOTES TO SCHEDULE III
                               December 31, 1997

NOTE A--There are no mortgages, deeds of trust or similar encumbrances against the remaining property.

NOTE B--Initial cost represents the initial purchase price of the property including acquisition fees.

NOTE C--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE OWNED
                                                             Year ended December 31,
                                                     ---------------------------------------
                                                       1997          1996           1995
                                                     ---------    -----------    -----------
Balance at beginning of year......................   $ 425,000    $27,042,522    $27,616,465
Allocation of accumulated depreciation
  against the carrying amount of the
  properties based upon the reclassification
  of the properties as held for sale..............      --         (5,823,784)       --
Allocation of allowance for loss on impairment
  of assets against the carrying amount of the
  properties based upon the reclassification of
  the properties as held for sale (2).............    (125,000)    (9,342,000)       --
Additions during year-property improvements.......      --            160,214        136,241
Deductions during year-costs of properties sold
  (1).............................................      --        (11,611,952)      (710,184)
                                                     ---------    -----------    -----------
Balance at close of year..........................   $ 300,000    $   425,000    $27,042,522
                                                     ---------    -----------    -----------
                                                     ---------    -----------    -----------

   (1) In December 1995, the Registrant sold the 150th & Black Bob property, an undeveloped land parcel. In November and December 1996, the Registrant sold all of its remaining properties except for Beltline Central, an undeveloped land parcel.
   (2) During 1997, an allowance for loss on impairment of assets of $125,000 was provided for. During 1996, an allowance for loss on impairment of assets of $300,000 was provided for, bringing the total allowance on the above assets to $9,342,000. See Note C to the financial statements of the Registrant's Annual Report filed as an exhibit hereto.
   The aggregate cost of land for Federal income tax purposes as of December 31, 1997 was
$596,168.

NOTE D--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION
                                                             Year ended December 31,
                                                     ---------------------------------------
                                                       1997          1996           1995
                                                     ---------    -----------    -----------
Balance at beginning of year......................   $  --        $ 5,823,784    $ 5,233,140
Depreciation during the year charged to
  expense.........................................      --            --             590,644
Allocation of accumulated depreciation against the
  carrying amount of the properties based upon the
  reclassification of the properties as held for
  sale............................................      --         (5,823,784)       --
                                                     ---------    -----------    -----------
Balance at close of year..........................   $  --        $   --         $ 5,823,784
                                                     ---------    -----------    -----------
                                                     ---------    -----------    -----------
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

Prudential-Bache/Watson & Taylor, Ltd.-4

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

     By: /s/ Eugene D. Burak                      Date: March 31, 1998
     ----------------------------------------
     Eugene D. Burak
     Vice President and
     Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

    By: /s/ Brian J. Martin                       Date: March 31, 1998
    -----------------------------------------
    Brian J. Martin
    President, Chief Executive Officer,
    Chairman of the Board of Directors and Director

    By: /s/ Barbara J. Brooks                     Date: March 31, 1998
    -----------------------------------------
    Barbara J. Brooks
    Vice President-Finance and
    Chief Financial Officer

    By: /s/ Eugene D. Burak                       Date: March 31, 1998
    -----------------------------------------
    Eugene D. Burak
    Vice President

    By: /s/ Frank W. Giordano                     Date: March 31, 1998
    -----------------------------------------
    Frank W. Giordano
    Director

    By: /s/ Nathalie P. Maio                      Date: March 31, 1998
    -----------------------------------------
    Nathalie P. Maio
    Director
                                       14