Form 10-Q
period 1998-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD-4
filed 1998-05-15
CIK 780352

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

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
                          (in process of liquidation)
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                           1998            1997
---------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                               $1,094,511      $1,100,303
Property held for sale                                                     300,000         300,000
                                                                        ----------     ------------
Total assets                                                             1,394,511       1,400,303
                                                                        ----------     ------------
LIABILITIES
Estimated liquidation costs                                                221,175         170,975
                                                                        ----------     ------------
Net assets available to unitholders and general partners                $1,173,336      $1,229,328
                                                                        ----------     ------------
                                                                        ----------     ------------
Depositary units issued and outstanding                                     66,555          66,555
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                            GENERAL
                                                            UNITHOLDERS     PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1997                $1,229,328      $    --      $1,229,328
Changes in estimated liquidation values of assets and
  liabilities                                                  (55,992 )         --         (55,992)
                                                            -----------     --------     ----------
Net assets in liquidation--March 31, 1998                   $1,173,336      $    --      $1,173,336
                                                            -----------     --------     ----------
                                                            -----------     --------     ----------
---------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended March 31, 1998 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-4 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

   The Partnership continues to own an undeveloped land parcel, Beltline Central, located in Addison, Texas. On March 25, 1998, the Partnership entered into an agreement to sell the Beltline Central property to a third party buyer. The purchase price for the property is approximately $390,000 less certain closing costs. There can be no assurance as to when or whether a closing on the property will occur.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, management of the Partnership's unimproved property, investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership.

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of March 31, 1998 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $126,000 expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of March 31, 1998.

   Prudential Securities Incorporated, an affiliate of PBP, owns 391 depositary units at March 31, 1998.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-4
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   In accordance with the Consent Statement dated September 17, 1996, the Partnership sold substantially all of its properties in November and December of 1996. The Partnership has retained funds for a contingency reserve and to meet current and future operating costs until the liquidation of the Partnership

   The Partnership continues to own an undeveloped land parcel, Beltline Central, located in Addison, Texas. On March 25, 1998, the Partnership entered into an agreement to sell the Beltline Central property to a third party buyer. The purchase price for the property is approximately $390,000 less certain closing costs. There can be no assurance as to when or whether a closing on the property will occur.

   The Partnership intends to liquidate in 1998, subject to and assuming the prior sale of the remaining undeveloped land parcel, and will distribute any remaining funds at such time. In accordance with the Partnership Agreement, such distributions to partners will be made based upon each partner's capital account for Federal income tax purposes. Estimated costs expected to be incurred through the date of liquidation of the Partnership have been accrued in the accompanying financial statements.

Results of Operations

   As a result of the Partnership adopting the liquidation basis of accounting in accordance with generally accepted accounting principles as of October 1, 1996, and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding 1998 and 1997 periods.

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

      10.01 Sales Contract dated March 25, 1998 by and between the Registrant and Dimex Beltline, LLC, a Texas limited liability company (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

       27.1 Financial Data Schedule (filed herewith)

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

Prudential-Bache/Watson & Taylor, Ltd.-4

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner

    By: /s/ Eugene D. Burak                      Date: May 15, 1998
    ----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the
    Registrant
                                       6